Form 10-Q
period 2025-10-31
Gloo Holdings, Inc.
filed 2025-12-23
CIK 2069785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-42964

GLOO HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-2250711
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
831 Pearl Street Boulder, Colorado	80302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 381-2645

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	GLOO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of December 18, 2025, the registrant had 10,130,932 shares of Class A common stock, par value $0.001 per share, and 69,567,852 shares of Class B common stock, par value $0.001 per share, outstanding.

i

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face:

•
We have limited operating history and experience with scaling our platform, which makes it difficult to evaluate our business and prospects and forecast our future results.
•
Our recent growth may not be sustainable or indicative of future performance.
•
We have a history of net losses and may not achieve profitability in the future.
•
There is no assurance that we will be able to continue as a going concern without achieving profitable operations or raising additional capital through potential equity or debt financing transactions, which we may not be able to obtain on favorable terms or at all.
•
If we fail to acquire new customers or the faith and flourishing ecosystem does not develop as we anticipate, our sales will not grow as quickly as expected, or at all, and our business, financial condition and results of operations will be harmed.
•
If we fail to retain our customers, or our customers do not renew or extend their subscriptions or other contracts, or renew or extend on less favorable terms, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition and results of operations.
•
A decrease in charitable donations or other external funding of our customers and potential customers may result in reduced demand for our platform offerings, which could adversely affect our business, results of operations, financial condition and prospects.
•
Failure to effectively develop and expand our sales and marketing capabilities, including reliance on product-led sales efforts, could harm our ability to increase our customer base and achieve broader market acceptance and utilization of our platform.
•
We are subject to certain risks as a mission-driven company.
•
We depend on Mr. Beck and our senior management team to operate our business, and the loss of one or more of them could adversely affect our business.
•
If we do not continue to innovate and further develop our platform offerings, if our platform developments do not perform as anticipated or if we are not able to keep pace with technological developments, we may not remain competitive, and our business, results of operations, financial condition and prospects could be adversely affected.
•
If we fail to develop, maintain and enhance our brand and reputation cost-effectively, our business, financial condition and results of operations could be adversely affected.
•
The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.
•
We may require additional capital to support the growth of our business, and this capital might not be available on favorable terms or at all.
•
Revenues and profits generated through our acquisitions and investments may be less than anticipated, and we may fail to uncover all acquired liabilities that could result in unanticipated costs, losses, declines in profits and potential impairment charges, and for which we may not be indemnified in full.
•
If we are unable to identify attractive acquisition or investment targets, acquire or invest in them at attractive prices or successfully integrate their operations or otherwise realize their anticipated benefits, we may be unsuccessful in growing our business.
•
Sellers in our acquisitions of Visitor Reach, LLC (“Visitor Reach”) and Midwestern Interactive, LLC (“Midwestern”) have repurchase rights during specified periods, and any exercise of such rights could adversely affect our business, financial condition and results of operations. The existence of the repurchase rights may increase the likelihood of impairment charges, complicate the overall integration process and decrease the benefits potentially realizable from investment synergies.
•
Interruptions or performance problems associated with our platform and the technology we use might harm our business, financial condition and results of operations.
•
We are developing new AI platform offerings and incorporating AI-technology into certain of our platform offerings, which may result in operational, financial and reputational harm and other adverse consequences to our business.

•
Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.
•
We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2024 and 2025, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•
Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates control a significant portion of the voting power of our outstanding capital stock and this limits our other stockholders’ ability to influence or direct the outcome of key corporate actions and transactions, including a change in control.
•
Our quarterly results might fluctuate and if we fail to meet the expectations of analysts or investors, the trading price of our Class A common stock could decline substantially.
•
Substantial future sales of shares of our Class A common stock, or the perception that such sales may occur, could cause the trading price of our Class A common stock to decline.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

•
our future financial performance;
•
our ability to scale our platform, manage our growth and expand our operations;
•
anticipated trends in our business and the faith and flourishing ecosystem;
•
our future acquisitions and investments;
•
our ability to continue as a going concern;
•
our ability to remediate material weaknesses in our internal control over financial reporting;
•
our ability to raise additional capital;
•
our ability to retain and expand our customer base;
•
our ability to remain competitive;
•
our ability to develop new products and enhance our platform;
•
our ability to retain our senior management team and attract talented employees;
•
our expectations of the performance, capabilities and attractiveness to our customers of our AI offerings;
•
our ability to maintain and enhance our brand;
•
general economic conditions and their impact on customer demand and charitable donations;
•
our ability to defend against claims, lawsuits, investigations, litigation and other proceedings;
•
our ability to comply with laws and regulations that currently apply or become applicable to our business; and
•
our expectations regarding our ability to obtain, maintain, enforce, defend and enhance our intellectual property rights.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, collaborations or similar transactions we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Unless expressly indicated or the context suggests otherwise, references to: “Gloo,” “we,” “us” and “our” refer to (1) Gloo Holdings, LLC and its consolidated subsidiaries prior to the consummation of the Corporate Reorganization described in Note 20 to the Gloo Holdings, LLC unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, and (2) Gloo Holdings, Inc. and its consolidated subsidiaries, including Gloo Holdings, LLC, after the consummation of the Corporate Reorganization.

PART I - FINANCIAL INFORMATION

Gloo Holdings, LLC

Condensed Consolidated Balance Sheets

(unaudited)

	October 31,	January 31,
	2025	2025
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$15,134	$13,592
Restricted cash	255	252
Accounts receivable, net of allowance for credit losses of $9 and $68, respectively(1)	8,005	623
Inventory	1,303	1,460
Contract assets	5,004	—
Prepaid expenses and other current assets	9,336	2,388
Total current assets	39,037	18,315
Property and equipment, net	3,650	2,303
Capitalized software, net	28,768	23,578
ROU operating lease asset (2)	8,041	3,835
Long-term investments	100	33,252
Other non-current assets	1,372	209
Intangible assets, net	31,971	11,431
Goodwill	93,761	27,901
Total assets	$206,700	$120,824

LIABILITIES, MEZZANINE EQUITY, AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable (3)	$9,289	$3,613
Accrued compensation	6,852	4,538
Accrued liabilities	11,530	3,521
Acquisition-related liabilities, current	2,039	1,350
Deferred revenue	8,889	3,725
Debt, current (4)	7,231	3,177
Lease liabilities, current (5)	1,582	685
Total current liabilities	47,412	20,609
Acquisition-related liabilities, non-current	723	100
Debt, non-current (6)	162,653	66,959
Lease liabilities, non-current (7)	6,728	3,095
Derivative liability (8)	33,673	832
Deferred income taxes	2,839	1,911
Other non-current liabilities	10,801	13,426
Total liabilities	$264,829	$106,932

Commitment and Contingencies (See Note 12)

Mezzanine Equity:
Series A Preferred Units (no par value; 39,250,615 authorized as of October 31, 2025 and January 31, 2025; 38,523,781 and 37,532,207 units issued and outstanding as of October 31, 2025 and January 31, 2025, respectively; and aggregate liquidation preference of $461.9 million and $432.7 million as of October 31, 2025 and January 31, 2025, respectively)	364,411	351,887
Redeemable noncontrolling interests	3,233	—
Total mezzanine equity	367,644	351,887

Members’ Deficit:
Common member units (no par value; 13,217,025 units authorized as of October 31, 2025 and January 31, 2025, respectively; and 8,345,221 and 8,201,191 units issued and outstanding as of October 31, 2025 and January 31, 2025, respectively)	—	—
Additional paid-in capital	31,555	23,591
Accumulated deficit	(476,112)	(368,312)
Accumulated other comprehensive income	189	—
Deficit attributable to members of Gloo Holdings, LLC	(444,368)	(344,721)
Equity attributable to noncontrolling interests	18,594	6,726
Total members’ deficit	(425,774)	(337,995)
Total liabilities, mezzanine equity, and members’ deficit	$206,700	$120,824

(1)
Includes related party accounts receivable of $– million and $0.2 million as of October 31, 2025 and January 31, 2025, respectively.
(2)
Includes related party leases of $4.4 million and $3.6 million as of October 31, 2025 and January 31, 2025, respectively.
(3)
Includes related party accounts payable of $– million and $0.6 million as of October 31, 2025 and January 31, 2025, respectively.
(4)
Includes current debt from related parties of $2.8 million and $0.1 million as of October 31, 2025 and January 31, 2025, respectively.
(5)
Includes related party leases of $0.7 million and $0.5 million as of October 31, 2025 and January 31, 2025, respectively.
(6)
Includes non-current debt from related parties of $138.4 million and $56.2 million as of October 31, 2025 and January 31, 2025, respectively.
(7)
Includes related party leases of $3.8 million and $3.1 million as of October 31, 2025 and January 31, 2025, respectively.
(8)
Includes the derivative liability associated with non-current debt from related parties of $29.9 million and $0.8 million as of October 31, 2025 and January 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gloo Holdings, LLC

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands, except unit and per unit data)
Revenue (8):
Platform revenue	$19,824	$6,087	$37,065	$16,550
Platform solutions revenue	12,728	36	23,962	157
Other revenue	—	—	—	13
Total revenue	32,552	6,123	61,027	16,720
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	24,847	4,938	45,815	14,332
Product development (9)	6,136	3,852	16,866	9,957
Sales and marketing	8,144	5,317	23,967	16,141
General and administrative (10)	17,272	2,779	39,478	10,314
Depreciation and amortization	2,846	1,949	8,046	5,560
Total operating expenses	59,245	18,835	134,172	56,304
Operating loss	(26,693)	(12,712)	(73,145)	(39,584)
Other expense (income):
Interest expense (11)	6,390	1,779	12,393	2,854
Other expense (income), net	(210)	(343)	(330)	(537)
Loss (gain) from change in fair value of financial instruments	9,067	(538)	20,503	(758)
Loss on extinguishment of debt	—	—	7,473	—
Total other expense, net	15,247	898	40,039	1,559
Loss before income taxes	(41,940)	(13,610)	(113,184)	(41,143)
Income tax benefit	25	148	318	560
Income (loss) from equity method investments, net	2,888	(164)	2,782	(437)
Net loss	(39,027)	(13,626)	(110,084)	(41,020)
Less: net loss attributable to noncontrolling interests	(978)	—	(2,285)	—
Net loss attributable to members of Gloo Holdings, LLC	$(38,049)	$(13,626)	$(107,799)	$(41,020)

Net loss per unit available to common members of Gloo Holdings, LLC basic and diluted	$(6.08)	$(2.41)	$(15.98)	$(7.34)
Weighted-average common units used to compute net loss per unit available to members of Gloo Holdings, LLC, basic and diluted	8,282,512	7,769,167	8,239,088	7,643,420

(8)
Includes revenues from related parties of $2.3 million and $0.3 million for the three months ended October 31, 2025 and 2024 and $0.4 and $– million for the nine months ended October 31, 2025 and 2024, respectively.
(9)
Includes product development costs from related parties of $– million and $0.5 million for the three months ended October 31, 2025 and 2024 and $2.1 and $1.3 million for the nine months ended October 31, 2025 and 2024, respectively.
(10)
Includes lease expense from related parties of $0.4 million and $0.3 million for the three months ended October 31, 2025 and 2024 and $0.9 and $1.0million for the nine months ended October 31, 2025 and 2024, respectively.
(11)
Includes net charges from related parties of $5.6 million and $1.2 million for the three months ended October 31, 2025 and 2024 and $10.9 and $2.2 million for the nine months ended October 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gloo Holdings, LLC

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(39,027)	$(13,626)	$(110,084)	$(41,020)
Other comprehensive income (loss):
Foreign currency translation adjustment	(73)	—	189	—
Comprehensive loss	(39,100)	(13,626)	(109,895)	(41,020)
Less: comprehensive income (loss) attributable to noncontrolling interests	(978)	—	(2,285)	—
Comprehensive loss attributable to members of Gloo Holdings, LLC	$(38,122)	$(13,626)	$(107,610)	$(41,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gloo Holdings, LLC

Condensed Consolidated Statements of Mezzanine Equity and Members’ Deficit

(unaudited)

	Mezzanine Equity			Members’ Deficit
	Series A Preferred Units			Common Units
(in thousands, except unit data)	Units	Amount	Noncontrolling Interests	Units	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Members’ Deficit
Balance as of January 31, 2025	37,532,207	$351,887	$—	8,201,191	$—	$23,591	$—	$(368,312)	$6,726	$(337,995)
Issuance of Series A Preferred Units in connection with acquisitions and investments	418,687	5,113	—	—	—	2,503	—	—	6,472	8,975
Issuance of Barna Units Put Options (see Note 4)	—	—	3,760	—	—	—	—	—	—	-
Repurchase of Series A Preferred Units in connection with the Servant Acquisition (see Note 4)	(21,057)	(379)	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	15,833	—	64	—	—	—	64
Equity-based compensation	—	—	—	—	—	1,436	—	—	—	1,436
Foreign currency translation adjustment	—	—	—	—	—	—	271	—	—	271
Net loss attributable to members of Gloo Holdings, LLC	—	—	—	—	—	—	—	(26,402)	—	(26,402)
Net loss attributable to noncontrolling interests	—	—	(133)	—	—	—	—	—	(311)	(311)
Balance as of April 30, 2025	37,929,837	356,621	3,627	8,217,024	—	$27,594	$271	$(394,714)	$12,887	$(353,962)
Issuance of Series A Preferred Units in connection with acquisitions and investments	215,211	2,842	—	—	—	—	—	—	7,154	7,154
Issuance of Series A Preferred Units	33,333	600	—	—	—	—	—	—	—	—
Member advances received, net of amounts refunded	—	—	—	—	—	6,700	—	—	—	6,700
Equity-based compensation	—	—	—	—	—	1,840	—	—	—	1,840
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	—	—	(9)
Net loss attributable to members of Gloo Holdings, LLC	—	—	—	—	—	—	—	(43,349)	—	(43,349)
Net loss attributable to noncontrolling interests	—	—	(244)	—	—	—	—	—	(619)	(619)
Balance as of July 31, 2025	38,178,381	$360,063	$3,383	8,217,024	$—	$36,134	$262	$(438,063)	$19,422	$(382,245)
Issuance of Series A Preferred Units in connection with acquisitions and investments	333,333	4,130	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Units	12,067	218	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	128,197	—	500	—	—	—	500
Member advances converted to Convertible Promissory Notes	—	—	—	—	—	(5,000)	—	—	—	(5,000)
Members advance refund	—	—	—	—	—	(1,700)	—	—	—	(1,700)
Equity-based compensation	—	—	—	—	—	1,621	—	—	—	1,621
Foreign currency translation adjustment	—	—	—	—	—	—	(73)	—	—	(73)
Net loss attributable to members of Gloo Holdings, LLC	—	—	—	—	—	—	—	(38,049)	—	(38,049)
Net loss attributable to noncontrolling interests	—	—	(150)	—	—	—	—	—	(828)	(828)
Balance as of October 31, 2025	38,523,781	$364,411	$3,233	8,345,221	$—	$31,555	$189	$(476,112)	$18,594	$(425,774)

	Mezzanine Equity			Members’ Deficit
	Series A Preferred Units			Common Units
(in thousands, except unit data)	Units	Amount	Noncontrolling Interests	Units	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Members’ Deficit
Balance as of January 31, 2024	36,153,040	$332,944	$—	7,579,858	$—	$14,949	$—	$(282,623)	$—	$(267,674)
Issuance of Series A Preferred Units	18,056	325	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,125	—	—	—	1,125
Net loss attributable to members of Gloo Holdings, LLC	—	—	—	—	—	—	—	(14,196)	—	(14,196)
Balance as of April 30, 2024	36,171,096	$333,269	$—	7,579,858	$—	$16,074	$—	$(296,819)	$—	$(280,745)
Issuance of Series A Preferred Units in connection with acquisitions and investments	222,222	4,000	—	—	—	850	—	—	—	850
Equity-based compensation	—	—	—	—	—	307	—	—	—	307
Net loss attributable to members of Gloo Holdings, LLC	—	—	—		—	—	—	(13,198)	—	(13,198)
Balance as of July 31, 2024	36,393,318	$337,269	$—	7,579,858	$—	$17,231	$—	$(310,017)	$—	$(292,786)
Issuance of Series A Preferred Units in connection with acquisitions and investments	138,889	1,808	—	—	—	690	—	—	—	690
Issuance of common units issued in connection with acquisitions	—	—	—	458,333	—	3,616	—	—	—	3,616
Equity-based compensation	—	—	—	—	—	596	—	—	—	596
Net loss attributable to members of Gloo Holdings, LLC	—	—	—	—	—	—	—	(13,626)	—	(13,626)
Balance as of October 31, 2024	36,532,207	$339,077	$—	8,038,191	$—	$22,133	$—	$(323,643)	$—	$(301,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gloo Holdings, LLC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Operating activities:
Net loss	$(110,084)	$(41,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	4,928	3,441
Depreciation and amortization	8,046	5,560
Amortization of deferred financing costs	3,016	382
Provision for expected credit losses	145	45
Lease expense	1,169	866
Deferred income taxes	(466)	(560)
Loss (gain) from change in fair value of financial instruments	20,503	758
Loss (gain) on sale of property and equipment	-	18
(Income) loss from equity method investments, net	(2,782)	436
Loss on extinguishment of debt	7,473	—
Debt assumed through PIK interest	1,899	778
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,440)	(742)
Prepaid expenses and other current assets	177	(150)
Other non-current assets	(4,776)	(74)
Accounts payable	3,987	(503)
Accrued expenses and other current liabilities	9,081	(1,658)
Deferred revenue	(1,132)	1,253
Other non-current liabilities	(698)	(2,068)
Net cash used in operating activities	(62,954)	(33,238)
Investing activities:
Purchases of property and equipment	(453)	(266)
Capitalized internal-use software costs	(10,076)	(4,484)
Acquisitions, net of cash acquired	(6,351)	(1,491)
Net cash used in investing activities	(16,880)	(6,241)
Financing activities:
Payments on debt	(2,495)	(190)
Proceeds from debt	81,925	45,680
Payments of deferred financing costs	(85)	(87)
Proceeds from exercise of common unit options	564	—
Proceeds from Member Advances received, net of refunds	5,000	—
Proceeds from Series A Preferred Units issuance	818	325
Payments of deferred offering costs	(4,094)	—
Net cash provided by financing activities	81,633	45,728
Effect of exchange rate changes on cash and cash equivalents	(254)	—
Net increase in cash, cash equivalents and restricted cash	1,545	6,249
Cash, cash equivalents, and restricted cash:
Beginning of period	13,844	13,727
End of period	$15,389	$19,976
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,178	$1,966
Cash paid for taxes	49	—
Supplemental disclosure of non-cash investing and financing activity:
ROU assets obtained in acquisitions	$2,206	$—
ROU assets obtained in exchange for new lease liabilities	1,315	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.
Nature of Business

Business

Gloo Holdings, LLC (now a wholly-owned subsidiary of Gloo Holdings, Inc.), together with its consolidated subsidiaries (“Gloo” or the “Company”), provides a breadth of products, services, and solutions to the two primary stakeholders at the core of the faith and flourishing ecosystem: (1) network capability providers (“NCPs”) and (2) the churches and frontline organizations (“CFLs”) they serve. The Company’s mission is to build the leading technology platform for the faith and flourishing ecosystem, which is one of the largest, oldest, and least-digitized ecosystems in the world.

The Gloo platform serves as a digital infrastructure between NCPs and CFLs. By facilitating efficient exchange between the two, Gloo enables both sides to succeed; CFLs gain access to better resources and NCPs benefit from efficient distribution and targeted reach. This creates a virtuous cycle, strengthening the platform with each interaction. The Gloo platform includes a suite of technology, marketplace, and service solutions offered directly from Gloo or from Gloo’s consolidated subsidiaries and equity method investments (“Gloo Capital Partners”).

Initial Public Offering and Corporate Reorganization

On November 19, 2025, the Company completed a series of internal organizational transactions pursuant to which Gloo Holdings, LLC became a wholly owned subsidiary of Gloo Holdings, Inc., a Delaware corporation and the members of Gloo Holdings, LLC immediately prior to the consummation of such transactions became holders of shares of Class B common stock of Gloo Holdings, Inc. (the “Corporate Reorganization”) in preparation for the Company’s initial public offering (“IPO”). As a result of the Corporate Reorganization, Gloo Holdings, Inc. became the sole managing member of Gloo Holdings, LLC.

As part of the Corporate Reorganization, all outstanding equity interests of Gloo Holdings, LLC, including preferred, common and profit units, were exchanged for shares of Class B common stock of Gloo Holdings, Inc. on a three-for-one basis (the “Reverse Split”), with profit units exchanged for restricted or unrestricted shares subject to their original vesting conditions and hurdle rates.

On November 19, 2025, the Company’s Class A common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “GLOO,” issuing 9,100,000 shares of its Class A common stock at a public offering price of $8.00 per share for net proceeds of $67.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. On November 24, 2025, the underwriters made a partial exercise of their option by purchasing an additional 684,688 shares of the Company’s Class A common stock at the original public offering price of $8.00 per share. The Company received additional net proceeds of $5.1 million, after subtracting underwriting discounts and commissions of $0.4 million.

In accordance with ASC 805, the Corporate Reorganization is accounted for as a combination of entities under common control, with no change in the basis of the assets and liabilities of the historical consolidated entity. As a result, the consolidated financial statements of Gloo Holdings, Inc. will represent a continuation of the historical consolidated financial statements of Gloo Holdings, LLC. All historical unit, option and per-unit information presented in these condensed consolidated financial statements has been retrospectively adjusted, where applicable, to reflect the Reverse Split for all periods presented.

Going Concern

Since inception, the Company has incurred cumulative losses from operations. The Company has funded its operations and capital needs primarily through net proceeds received from the sale of preferred units and proceeds from long-term debt. The Company held cash and cash equivalents of $15.1 million and had an accumulated deficit of $476.1 million as of October 31, 2025. Additionally, the Company incurred a net loss of $110.1 million and used $63.0 million of cash in operating activities for the nine months ended October 31, 2025. The Company’s plans include generating revenue through subscriptions of its expanding technology and AI offerings, increased marketplace offerings and growing advertising services, as well as seeking external sources of liquidity. If adequate funds are not available, the Company will need to raise additional funds to meet its long-term strategic plans. Management believes it will be able to obtain additional capital to fund its operations, however, there are no assurances that the Company will be able to raise additional capital on terms acceptable to the Company or at all. If the plans are not implemented on a timely basis, management may delay or modify the Company’s business plans, potentially including the timing of planned capital expenditures, development and other planned activities, all of which, individually or in the aggregate, could have material negative consequences to the Company and its results of operations and business relationships.

In connection with the preparation of these condensed consolidated financial statements, management evaluated conditions and events known and reasonably knowable that could adversely affect the Company’s ability to meet its obligations through one year from the date the condensed consolidated financial statements are issued. Management’s assessment considered the Company’s current financial condition, characterized by recurring operating losses, negative cash flows, limited liquid resources, and dependence on external financing, as well as the funds required to execute its business plan over the evaluation period. Based on these factors, the Company has concluded there is substantial doubt about its ability to continue as a going concern for at least twelve months from the date the condensed consolidated financial statements are issued.

The condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gloo Holdings, LLC, its wholly-owned subsidiaries, less-than-wholly-owned subsidiaries in which the Company holds a controlling financial interest, and variable interest entities (“VIEs”) for which the Company has determined it is the primary beneficiary. The Company has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended January 31, 2025 and the related notes. Its unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended October 31, 2025 from those disclosed in the annual consolidated financial statements as of and for the year ended January 31, 2025 and the related notes. The interests of the minority owners in less-than-wholly-owned subsidiaries are accounted for as non-controlling interests.

Ownership interests in unconsolidated entities for which the Company has significant influence are accounted for using the equity method of accounting.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are based on historical and anticipated results and trends, and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Management evaluates these estimates, judgments and assumptions on an ongoing basis. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. Significant estimates reflected in the condensed consolidated financial statements include revenue recognition, including the stand-alone selling prices (“SSP”) for each distinct performance obligation; internal-use software development costs; the useful lives of long-lived assets; the net realizable value of inventory; the reserve for expected credit losses; income taxes; equity-based compensation; the valuation of the Company’s common units, equity awards and financial instruments; the fair value of assets and noncontrolling interest acquired and liabilities assumed in business combinations; valuation of consideration transferred in business combinations; the fair value of the call option associated with the Midwestern Interactive, LLC (“Midwestern”) acquisition; the incremental borrowing rate used to determine operating lease right-of-use assets and lease liabilities, the fair value of derivative and warrant liabilities, and legal and other loss contingencies.

Noncontrolling Interests

The Company accounts for an equity interest in a less-than-wholly owned consolidated subsidiary that is not attributable, either directly or indirectly, to the Company as noncontrolling interest in accordance with ASC Topic 810, Consolidation (“ASC 810”).

Noncontrolling interest (“NCI”) is recognized as equity in the Company’s consolidated balance sheets and presented separately from the equity attributable to members of Gloo Holdings, LLC. Any change in ownership of a less-than-wholly-owned consolidated subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. The amounts of consolidated net income or loss attributable to members of Gloo Holdings, LLC and noncontrolling interest are separately presented in the consolidated statements of operations. The Company’s net loss per unit attributable to members of Gloo Holdings, LLC excludes net losses attributable to noncontrolling interests.

Noncontrolling interests that are redeemable outside the Company’s control at fixed or determinable prices and dates are presented as mezzanine equity in the condensed consolidated balance sheets. Redeemable noncontrolling interests are recorded at the greater of the redemption fair value or the carrying value of the noncontrolling interest and adjusted each reporting period for income, loss and any distributions made. Remeasurements to the redemption value of the redeemable noncontrolling interest are recorded with corresponding adjustments against additional paid in capital. The Company has a redeemable noncontrolling interest related to an acquisition as the minority interest owner holds a put option which may require the Company to purchase its interest in certain scenarios.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company maintains cash and cash equivalent balances in financial institutions that may at times exceed federally-insured limits. The Company has not experienced any losses in such accounts.

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal. The Company defines restricted cash as cash that cannot be withdrawn or used for general operating activities. Restricted cash includes amounts held to collateralize outstanding credit card borrowing facilities and is classified as current or noncurrent assets based on the nature and duration of the restriction. For the three months and nine months ended October 31, 2025 and October 31, 2024, the Company did not have any non-current restricted cash balances. All restricted cash amounts are expected to be utilized within one year and are therefore classified as current assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as presented in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	October 31,	January 31,
	2025	2025
	(in thousands)
Cash and cash equivalents	$15,134	$13,592
Restricted cash	255	252
Total cash, cash equivalents, and restricted cash	$15,389	$13,844

Accounts Receivable, Net Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amounts, net of allowance. The Company maintains an allowance for expected credit losses for amounts it does not expect to collect. In establishing an estimated allowance, the Company considers the financial condition and credit quality of its customers, historical losses, current market conditions, the age of the receivables, and current payment patterns. Account balances are written off against the allowance in the period in which the balance is deemed uncollectible. Subsequent recoveries of previously written off balances are recognized when received. Provisions for expected credit losses are recorded to general and administrative in the condensed consolidated statements of operations.

Changes in the Company’s allowance for credit losses for the periods ended October 31, 2025 and January 31, 2025 were as follows:

	October 31,	January 31,
	2025	2025
	(in thousands)
Allowance, beginning of period	$68	$75
Write-offs of uncollectible accounts, net	(204)	(71)
Provision for expected credit losses	145	64
Allowance, end of period	$9	$68

Revenue Recognition

The Company derives its revenue primarily from platform solutions revenue and platform revenue. The Company’s primary revenue streams were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands)
Subscription revenue	$4,862	$1,814	$11,133	$4,690
Marketplace revenue	3,868	3,584	10,802	10,457
Advertising revenue	11,094	689	15,130	1,403
Platform revenue	19,824	6,087	37,065	16,550
Platform solutions revenue	12,728	36	23,962	157
Other revenue	—	—	—	13
Total revenue	$32,552	$6,123	$61,027	$16,720

Subscription Revenue

The Company provides customers with access to its cloud-based platforms, including Gloo+, Barna Access Plus, Church Law & Tax, ChurchSalary, and others, under subscription arrangements that do not convey a license or ownership of the software. Subscriptions are typically offered in one- or twelve-month terms and are billed in advance.

Revenue is recognized over the subscription term as the Company satisfies its performance obligation by providing continuous access to the platforms. For certain platforms, customers may cancel and receive a refund for the unused portion of the subscription. Refundable amounts are recorded as customer deposit liabilities until recognized or refunded.

Marketplace Revenue

Marketplace revenue primarily consists of physical and digital products such as books, publications, curricula, marketing collateral and church supplies sold through the Company’s online marketplace and online stores of the consolidated subsidiaries. The timing of revenue recognition within marketplace is generally point-in-time when products ship to customers.

Advertising Revenue

Advertising revenue consists of digital advertising services and campaign management services.

Digital advertising services include display advertising sold on the Company’s website and the management of cross-channel campaigns for customers. For fixed-fee arrangements, revenue is recognized over the service period, generally as costs are incurred or as time elapses, depending on the nature of the campaign. For performance-based placements, such as cost-per-click, revenue is recognized as the clicks occur. The Company applies the invoice practical expedient for these arrangements.

Campaign management services include strategy and creative consulting, mail campaigns, digital media campaigns, data and analytics, email campaigns, and SMS campaigns. Revenue from these services is recognized over time using an input method based on actual costs incurred relative to budgeted costs.

In providing advertising and campaign services, the Company engages third-party vendors for printing, postage, data acquisition, and media placement. The Company acts as the principal in these arrangements because it controls the specified services before they are transferred to the customer, has discretion in selecting and directing vendors, and is responsible for fulfilling the services. Accordingly, advertising revenues are reported on a gross basis and related third-party costs are recorded in cost of revenue.

Platform Solutions Revenue

The Company derives revenue from professional service offerings to customers. These services are primarily fixed fee engagements or scoped engagements with a projected set of hours that are billed as time is incurred. For fixed fee engagements, which have a stand-ready obligation, revenue is measured over time elapsed and recognized ratably over the contractual service period as the performance obligation is satisfied. For scoped engagements, revenue is measured using service hours that have been rendered over the contractual service period as the scope of the engagement is completed.

Customer payments for professional services are generally billed over the contractual term. Contracts generally have a term of 12 months or less and the Company performs services consistently over time and concluded that no significant financing component exists.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Contract Balances

The timing of revenue recognition, invoicing, and cash collections results in the recognition of accounts receivable, contract assets, and deferred revenue in the condensed consolidated balance sheets. Contract assets represent revenue recognized in excess of billings for partially fulfilled performance obligations recognized over time. Deferred revenue represents payments received from customers in excess of revenue recognized. Contract assets are classified as current assets in the condensed consolidated balance sheets.

Disaggregation of Cost of Revenue (exclusive of depreciation and amortization)

The Company disaggregates cost of revenue based on whether the cost is attributable to services rendered, tangible products, and other indirect costs. The breakdown of cost of revenue (exclusive of depreciation and amortization) is as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands)
Subscription revenue costs	$2,296	$970	$5,903	$2,514
Marketplace revenue costs	3,328	3,365	9,345	9,990
Advertising revenue costs	10,710	603	13,871	1,828
Platform revenue costs	16,334	4,938	29,119	14,332
Platform solutions revenue costs	8,513	—	16,696	—
Total cost of revenue (exclusive of depreciation and amortization)	$24,847	$4,938	$45,815	$14,332

Foreign Currency

The Company’s condensed consolidated financial statements are presented in U.S. dollars, which is its reporting currency. The Company has one foreign subsidiary whose functional currency is its local currency. The financial statements of this subsidiary are translated into U.S. dollars using exchange rates at the balance sheet date for assets and liabilities, average exchange rates for the period for revenues and expenses, and historical exchange rates for equity transactions. Resulting translation adjustments are recorded in accumulated other comprehensive income within the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other expense (income), net in the condensed consolidated statements of operations.

Deferred Offering Costs

Deferred offering costs, which consist of direct and incremental legal, accounting, consulting, printing, and other third-party fees related to the Company’s IPO, are capitalized within prepaid expenses and other current assets in the condensed consolidated balance sheets. The deferred offering costs will be offset against proceeds from the offering upon consummation of the IPO.

As of October 31, 2025 and January 31, 2025, deferred offering costs were $6.1 million and $0.4 million, respectively.

Emerging Growth Company

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements of the Company may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The adoption dates are discussed below in the Recent Accounting Pronouncements Not Yet Adopted section.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, requiring enhanced income tax disclosures (“ASU 2023-09”). This ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. This ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and income tax expense or benefit from continuing operations disaggregated between federal, state, and foreign. For public companies, the requirements of this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on the disclosure within its condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation” which was issued to reduce complexity in determining if profit interest awards are subject to ASC Topic 718, Compensation - Stock Compensation (“ASC 718”) and to reduce diversity in practice. For public entities, the standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. For all other entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company has elected to use the extended transition period available to it as an EGC and is currently evaluating the impact of the new guidance on the disclosure within its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. The standard is effective for all entities with annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the accounting for internal-use software costs. The ASU eliminates all references to prescriptive and sequential software developmental stages, establishes a probable-to-complete threshold for commencing capitalization, incorporates website development guidance into Subtopic 350-40 and requires enhanced disclosures for capitalized internal-use software costs. The amendments do not change the existing criteria for which costs are eligible for capitalization or the point at which capitalization ceases. This guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.” The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3.
Variable Interest Entities

Consolidated VIEs

Visitor Reach

As of October 31, 2025, the Company continues to hold 51.2% of the issued and outstanding equity units of Visitor Reach and reports a non-controlling interest. In connection with the acquisition of Visitor Reach, the Company entered into call option agreements (the “VR Call Options”) with three minority stockholders of Visitor Reach (the “VR Option Holders”) in exchange for future post-combination services. As the VR Call Options remain outstanding and are not yet exercisable, the Company has determined that it is still the primary beneficiary of Visitor Reach as it continues to hold to the power to direct the activities that most significantly impact Visitor Reach’s economic performance.

Barna

As discussed in Note 4, Business Combinations, in February 2025, the Company acquired 49.0% of the equity ownership of Barna, and a majority voting interest in Barna, to build on prior collaborations and expand the Company’s offerings. Barna is a research and strategy consulting firm specializing in church engagement, leadership development, cultural analysis, and generational insights.

Barna was determined to be a VIE because it lacks sufficient equity at risk to finance its operations without future subordinated financial support. The Company determined that it was the primary beneficiary of Barna because it has the power to direct activities that most significantly impact the entity’s economic performance, primarily the research, development, sale, and marketing of Barna’s faith-based content. The Company also has an obligation to absorb losses of the entity through its equity ownership interest. Accordingly, the Company consolidated Barna as of February 18, 2025. The Company holds an additional variable interest in Barna through a revenue sharing arrangement on co-developed content, including the Barna Access Plus platform.

Barna is financed primarily through related-party debt and capital contributions from the Company. At the acquisition date, the Company provided $1.3 million of new capital, most of which was used to repay outstanding loans, resulting in limited liquidity. Barna’s creditors do not have recourse to the general credit of the Company as part of its outstanding debt agreements, as the Company does not guarantee any of Barna’s debt obligations.

In conjunction with the acquisition, the Company entered into a $2.0 million commercial services agreement with Barna, committing to purchasing $1.0 million in services from Barna for the first two years following the acquisition with the intent that the companies would continue their existing commercial relationships in substantially the same manner as conducted prior to the acquisition.

Additionally, in connection with the acquisition of Barna, the Company entered into an amended and restated limited liability company agreement that included a put option (the “Barna Units Put Option”) given to the noncontrolling stockholder of Barna. This option provides the stockholder the right, but not the obligation, to cause Gloo to purchase all, but not less than all, equity ownership held in Barna by the noncontrolling stockholder at fair market value. This option is nontransferable and is exercisable within a 30-day window following either (i) the termination of Barna’s CEO, who is the majority owner of Barna’s noncontrolling stockholder, without cause, or (ii) his voluntary resignation for reasons specified in his employment agreement. The option was assigned negligible value, and the Company has classified this ownership interest as a redeemable non-controlling interest. For further detail, refer to Redeemable Non-Controlling Interest in Consolidated VIEs, below.

Total assets and liabilities included on the consolidated balance sheet for Barna as of October 31, 2025, were $10.5 million and $2.5 million, respectively. Barna’s assets consisted primarily of intangible assets related to customer relationships, trademarks, and goodwill, further supporting the fact that Barna requires ongoing assistance from the Company to finance its operations and cover its existing obligations.

Redeemable Non-Controlling Interest in VIEs - Barna

The holder of the redeemable non-controlling interest in Barna may elect to cause the Company to purchase its ownership interests at fair market value during a 30-day window immediately following either (i) the termination of Barna’s CEO, who is the majority owner of Barna’s noncontrolling stockholder, without cause, or (ii) his voluntary resignation for reasons specified in his employment agreement. Because the redemption feature is not solely within the control of the Company, this ownership interest is classified as a redeemable non-controlling interest in a consolidated VIE within mezzanine equity on the accompanying condensed consolidated balance sheets.

Subsequent adjustment of the amount presented in temporary equity is currently not required because it was not probable that the instrument will become redeemable. If and when the redemption becomes probable, the Company will record adjustments to bring the carrying value to redemption value. Adjustments of redeemable non-controlling interest to its redemption value are recorded through additional paid-in capital. Total redeemable non-controlling interest was $3.2 million as of October 31, 2025. Net loss attributable to redeemable non-controlling interest was $0.2 million and $0.5 million for the three months and nine months ended October 31, 2025, respectively.

Sermons Tech

Prior to the Sermons Tech Acquisition as described in Note. 4 Business Combinations, The Company accounted for its investment in Sermons Tech, LLC (“Sermons Tech”) under the equity method of accounting, as it determined it had significant influence over Sermons Tech’s financial and operating policies. However, the Company did not have the power to direct the activities that most significantly impact Sermons Tech’s economic performance; therefore, the Company was not the primary beneficiary of the entity through the date of acquisition. At the acquisition date, the Company remeasured its previously held equity interest and recognized a $2.6 million gain, which is included in income (loss) from equity method investments, net in the consolidated statements of operations for the three months and nine months ended October 31, 2025.

On August 1, 2025, the Company entered into a Unit Purchase Agreement (“UPA”) to acquire an additional 56.8% equity interest in Sermons Tech, increasing its ownership to 100%. The acquisition constituted a reconsideration event under ASC 810 that required the Company to reassess whether Sermons Tech continued to meet the definition of a VIE. Upon completion of this reassessment, the Company concluded that Sermons Tech continued to qualify as VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Additionally, during this reassessment it was concluded that the Company is the primary beneficiary and thus should consolidate Sermons Tech as the Company holds all of the voting equity interests in Sermons Tech, has the power to direct its most significant activities, and is obligated to absorb its losses. There are no restrictions on the Company’s ability to access or use Sermons Tech’s assets or to settle its liabilities.

The Company has determined that it is impracticable to reasonably determine Sermons Tech’s stand-alone balance sheet amounts, as of October 31, 2025, and its revenues and net income since the acquisition date due to the integration of general corporate functions upon acquisition. The Company has disclosed the allocation of the purchase price and other related information in Note. 4 Business Combinations.

4.
Business Combinations

Sermons Tech Acquisition

On August 1, 2025, the Company entered into a Unit Purchase Agreement (“UPA”) to acquire an additional 56.8% of the equity interest in Sermons Tech LLC (Sermons Tech). The Company determined that the transaction represents a business combination under ASC 805 in which the Company is the accounting acquirer. Prior to the acquisition, the Company previously held a 43.2% equity interest in Sermons Tech, which it obtained upon the entity’s formation on October 25, 2023, in exchange for a $2.0 million capital contribution. Following the acquisition, the Company obtained a controlling financial interest in Sermons Tech through its ownership of 100% of Sermons Tech’s outstanding equity.

Sermons Tech operates an AI-enabled content generation and video editing platform tailored to churches and faith-based organizations, providing automation tools to transform sermon footage into shareable digital and social media content. Sermons Tech’s proprietary AI workflow leverages language and video models to support distribution, engagement, and donor connection for ministries across the United States. The Company acquired Sermons Tech for the purpose of integrating its AI-driven capabilities with the Company’s data, analytics, and content distribution platform to strengthen digital engagement offerings.

The fair value of the total consideration transferred in accordance with ASC 805 (the U.S. GAAP purchase price) was $5.1 million. This amount reflects the contractual stated purchase price of $6.6 million, which included $0.6 million of cash consideration and issuance of 333,333 Series A preferred units to the sellers with a stated value of $6.0 million, as adjusted in accordance with ASC 805 adjustments to (i) reflect the acquisition-date fair value of the equity consideration of $4.1 million; (ii) include additional cash remitted to the Sellers at closing; and (iii) recognize the effective settlement of a pre-existing receivable of $0.3 million owed to the Company by Sermons Tech, which became an intercompany balance upon closing. The settlement of this pre-existing receivable did not result in any material gain or loss to the Company.

The components of consideration transferred were as follows:

Estimated
Fair Value
(in thousands)
Cash consideration	$630
Equity consideration	4,130
Effective settlement of pre-existing receivable owed to the Company	341
Fair value of total consideration transferred	$5,101

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

The Company engaged an independent third-party valuation firm to assist in determining the fair value of the transaction, including intangible assets. The provisional measurements of fair value for identified intangible assets acquired (and any accompanying tax impact) may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Prior to the business combination, the Company held a noncontrolling equity interest in Sermons Tech, which was initially recorded at cost and subsequently adjusted each period for the Company’s share of Sermons Tech’s income or loss and any dividends paid in accordance with ASC 323. At the acquisition date, the Company revalued its previously held equity interest and recognized a $2.7 million gain associated with the remeasurement of its previously held equity interest included in income (loss) from equity method investments, net in the consolidated statements of operations for the three months and nine months ended October 31, 2025.

The allocation of the purchase price and estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$58
Accounts receivable	19
Other current assets	118
Developed technology	1,120
Accrued liabilities	(42)
Deferred revenue	(159)
Total identifiable net assets acquired	1,114
Goodwill	7,874
Fair value of previously held equity interest in acquiree	(3,887)
Consideration transferred	$5,101

The resulting goodwill of $7.9 million is partially deductible for income tax purposes and is primarily attributable to the assembled workforce, established reputation, and expected synergies from integrating Sermons Tech’s operations with the Company’s platform, along with enhanced capabilities, expanded customer relationships, and long-term growth potential.

The identified intangible assets acquired were recognized based upon their fair values as of the acquisition date, determined using the cost-to-recreate method for developed technology. The newly recognized intangible asset is being amortized over its estimated useful life on a straight-line basis. The following table summarizes the estimated useful life and fair value of the identifiable intangible asset acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Developed technology	5 years	1,120
		$1,120

The Company has determined that the presentation of revenue and net income from the date of acquisition is impracticable due to the integration of general corporate functions upon acquisition.

Igniter Group Acquisition

On August 29, 2025, the Company finalized an Amended Securities Purchase Agreement (“Amended SPA”) to acquire 100.0% of the equity ownership of RT Creative Group, LLC, along with its wholly-owned subsidiaries, including Igniter Stock LLC, Igniter TV LLC, and Igniter Studios LLC (RT Creative Group, LLC and its wholly-owned subsidiaries, the “Igniter Group”). The Company determined that it obtained control over the Igniter Group on August 29, 2025, which is the date on which the Company transferred the cash consideration, issued a promissory note to the sellers (the “Igniter Promissory Note”), and obtained the power to direct the operations of the Igniter Group.

The Igniter Group creates, licenses, and distributes faith-based video, photography, and media assets designed for churches, ministries, and non-profit organizations. Its product lines include digital mini-movies, worship visuals, stock content, and streaming experiences under its various brands. The Company acquired Igniter Group for the purpose of broadening its creative content portfolio and deepening its reach in the faith-aligned digital media ecosystem.

The contractual purchase price of $8.4 million, which is still subject to net working capital adjustments, was adjusted to the acquisition fair date value of $7.9 million, with differences primarily attributable to a $0.8 million fair value adjustment to the Igniter Promissory Note and an adjustment to cash consideration to reflect the amount transferred to the sellers. The Amended SPA also required a one-time payment to key executives of the Igniter Group that the

Company intended to retain. This payment to key executives was determined to be compensation rather than consideration transferred pursuant to ASC 805. The as-adjusted purchase price consisted of the following:

Estimated
Fair Value
(in thousands)
Cash consideration	$2,015
Debt consideration	5,840
Fair value of total consideration transferred	$7,855

The Company incurred $0.4 million in transaction-related costs, which were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

The Company engaged an independent third-party valuation firm to assist in determining the fair value of the transaction, including intangible assets. The provisional measurements of fair value for certain intangible assets and liabilities (and any accompanying tax impact) may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The allocation of the purchase price and estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$—
Accounts receivable	33
Prepaid expenses	2
Other current assets	51
Property and equipment	33
Customer relationships	3,960
Developed technology	490
Trademarks	470
Accounts payable	(73)
Accrued compensation	(51)
Accrued liabilities	(202)
Deferred revenue	(1,344)
Debt, non-current	(917)
Total identifiable net assets acquired	2,452
Goodwill	5,403
Consideration transferred	$7,855

The resulting goodwill of $5.4 million is deductible for income tax purposes and primarily attributable to the assembled workforce, established reputation, and expected synergies from integrating Igniter’s operations with the Company’s platform, along with enhanced capabilities, expanded customer relationships, and long-term growth potential.

The identified intangible assets acquired were recognized based upon their fair values as of the acquisition date, determined primarily using income-based approaches, including the multi-period excess earnings method for customer relationships and the relief-from-royalty rate method for trademarks and developed technology. The newly recognized intangible assets are being amortized over their estimated useful lives on a straight-line basis. The following table summarizes the estimated useful lives and fair values of the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Customer relationships	7 years	$3,960
Trademarks	7 years	470
Developed technology	5 years	490
		$4,920

For the three months and nine months ended October 31, 2025, the Company’s consolidated results included $0.8 million of the Igniter Group’s revenue and $0.5 million of Igniter Group’s net loss.

Barna Acquisition

On February 18, 2025, the Company acquired 49.0% of the equity ownership of Barna Holdings, LLC (“Barna” and the transaction, the “Barna Acquisition”). Barna is a research and strategy consulting firm specializing in church engagement, leadership development, cultural analysis, and generational insights. Its offerings include custom research, data reports, webcasts, and podcasts that help organizations better understand and connect with church leaders and spiritually curious audiences. The Company acquired Barna to build on prior collaborations related to co-funded research projects, while enhancing the Company’s ability to deliver advanced data-driven solutions, broaden its digital content offerings, and provide end users with a seamless digital experience with data-driven insights to the faith ecosystem. The Company’s 49.0% equity ownership represents a controlling financial interest in Barna as the Company has determined that it is the primary beneficiary of Barna. For more information on this determination, refer to Note 3, Variable Interest Entities.

The contractual purchase price consideration of $4.9 million was adjusted to the acquisition date fair value of $3.6 million. The remaining acquisition date fair valued $1.3 million was contributed directly to the acquiree as a capital infusion to fund working capital and support post-acquisition operations. Because the $1.3 million remains within the acquiree and under the Company’s control as the controlling stockholder, only the $3.6 million paid to the selling stockholders constitutes consideration transferred in accordance with ASC 805. The difference between the contractual purchase price and the GAAP purchase consideration is primarily related to a fair value adjustment related to equity consideration, and an adjustment to cash consideration to reflect the amount transferred to the sellers. The as-adjusted purchase price representing the consideration transferred under ASC 805 consisted of the following:

Estimated Fair Value
(in thousands)
Cash consideration paid within one year	$250
Equity consideration	3,362
Fair value of total consideration transferred	$3,612

As part of the equity consideration transferred in the Barna Acquisition, the Company issued 188,889 Series A preferred units. Concurrent with the Barna Acquisition, the Company’s chief executive officer and principal stockholder, Mr. Beck, entered into a put option agreement with the sellers (the “Gloo Units Put Option”), granting the sellers the right, but not the obligation, to sell all, but not less than all, of their Series A preferred units to Pearl Street Trust for a total price of $3.4 million during a 12-month exercise window beginning three years after the acquisition date. Although the Company is not a party to the agreement and has no obligation to settle the Barna Units Put Option, the fair value of the option has been included as part of the total consideration transferred in the Barna Acquisition. This treatment reflects the substance of the arrangement, as the Barna Units Put Option was provided in connection with the acquisition and represents a deemed capital contribution from Mr. Beck. The Series A preferred units were assigned an aggregate fair value of $2.3 million as of the acquisition date, not inclusive of the fair value of the Gloo Units Put Option, which was estimated to be $1.1 million using the Black-Scholes Option Pricing Method. The $1.1 million value of the Gloo Units Put Option, written by Mr. Beck, was considered a deemed capital contribution to the Company and recorded as an increase to additional paid-in capital as part of the acquisition and included in consideration transferred to acquire Barna. The valuation of the Gloo Units Put Option required significant management judgment, including assumptions related to volatility, risk-free interest rates, expected term, and other relevant inputs. As the Company is neither primarily nor secondarily obligated under the put option, no liability has been recognized and there is no ongoing impact to the Company’s financial position or results of operations.

Concurrent with the Barna Acquisition, the Company provided a separate put option (the “Barna Units Put Option”) to the noncontrolling interest holders in Barna, providing them the right, but not the obligation, to cause Gloo to purchase all, but not less than all, equity ownership in Barna held by the noncontrolling interest holders at fair market value if certain conditions are met. For further information regarding this option and its impacts, refer to Note 3, Variable Interest Entities.

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations. Additionally, the Company settled an immaterial amount of pre-existing contractual relationships with Barna in connection with the transaction. These pre-existing contractual relationships primarily consisted of intercompany payables and receivables between Barna and the Company. No settlement gain or loss was recognized as the arrangements were at market terms.

The Barna Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The Company was identified as the accounting acquirer in the transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Barna Acquisition closing date.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

The Company engaged an independent third-party valuation firm to assist in determining the fair value of the transaction, including intangible assets. The provisional measurements of fair value for certain intangible assets and liabilities (and any accompanying tax impact) may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The estimated fair value of the non-controlling interest was based on the price the Company paid for its 49.0% controlling interest in Barna.

The allocation of the purchase price and the estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interest are shown below:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$—
Accounts receivable	298
Contract assets	20
Prepaid expense	25
Customer Relationships	3,000
Trademarks	750
Current liabilities	(1,894)
Other long-term liabilities	(763)
Total identifiable net assets acquired	1,436
Noncontrolling interests	(3,760)
Goodwill	5,936
Consideration transferred	$3,612

The resulting goodwill of $5.9 million is partially deductible for income tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Barna Acquisition includes, but is not limited to: (1) the expected synergies Barna will bring the Company’s portfolio while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Barna.

The Company recorded finite-lived intangible assets related to customer relationships and trademarks. The fair value of the customer relationships was determined using the multi-period excess earnings method under the income approach, and the fair value of the trademarks was determined using the relief from royalty rate method under the income approach. The newly recognized intangible assets are being amortized over their estimated useful lives on a straight-line basis. The following table summarizes the estimated fair values and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Customer relationships	14 years	$3,000
Trademarks	10 years	750
		$3,750

For the three months and nine months ended October 31, 2025, the Company’s consolidated results included $0.8 and $1.7 million of Barna’s revenue, respectively. For the nine months ended October 31, 2025, the Company’s consolidated results included $1.5 million of Barna’s net loss. The Company’s consolidated results included an immaterial amount of Barna’s net income for the three months ended October 31, 2025.

CNCL Acquisition

On February 18, 2025, the Company acquired 100% of the equity ownership of Carey Nieuwhof Communications Ltd. (“CNCL” and the transaction, the “CNCL Acquisition”). CNCL is a media and training platform dedicated to equipping faith-aligned leaders with tools to run their congregation by providing digital content, courses, podcasts, and live community engagement opportunities. With a global reach that includes a widely-enjoyed podcast, weekly newsletters, and an online network of a vast number of pastors and ministry professionals, CNCL addresses pressing leadership and cultural challenges facing today’s churches. The Company acquired CNCL to expand the distribution of its courses, integrate its “Art of Leadership” academy into the broader Gloo ecosystem, and apply AI-powered tools to increase reach and engagement. As a result, the Company aims to strengthen resources available to pastors and ministry leaders, driving greater growth, connection, and resilience across the faith ecosystem. The Company obtained a controlling financial interest in CNCL through its acquisition of 100% of the equity ownership.

The contractual purchase price of $7.1 million was adjusted to the acquisition date fair value of $5.8 million. The difference between the contractual purchase price and the GAAP purchase consideration is primarily related to a fair value adjustment related to equity consideration, and a fair value adjustment to the promissory note issued to the sellers. The as-adjusted purchase price representing the consideration transferred under ASC 805 consisted of the following:

Estimated Fair Value
(in thousands)
Cash consideration	$2,135
Fair value of exchangeable shares liability	2,413
Promissory note to sellers	1,229
Fair value of total consideration transferred	$5,777

As part of the consideration transferred in the CNCL Acquisition, the Company issued to the sellers 197,663 units of CNCL, which are exchangeable into the Company’s Series A preferred units (“Exchangeable Shares”). The Exchangeable Shares are substantially the economic equivalent of the corresponding Series A preferred units that a seller would have received as consideration for the sale of their business. Exchangeable stockholders receive the Canadian dollar (“CAD”) equivalent of dividends declared on Series A preferred units on the date of declaration. For more information regarding the Company’s Exchangeable Shares, refer to Note 16, Members' Deficit.

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations.

The CNCL Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The Company was identified as the accounting acquirer in the transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the CNCL Acquisition closing date.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

The Company engaged an independent third-party valuation firm to assist in determining the fair value of the transaction, including intangible assets. The provisional measurements of fair value for certain intangible assets and liabilities (and any accompanying tax impact) may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The allocation of the purchase price and estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$297
Accounts receivable	18
Prepaid expense	89
Intangible assets	850
Other non-current assets	11
Current liabilities	(271)
Other long-term liabilities	(215)
Total identifiable net assets acquired	779
Goodwill	4,998
Consideration transferred	$5,777

The resulting goodwill of $5.0 million is not deductible for income tax purposes and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the CNCL Acquisition includes, but is not limited to: (1) the expected synergies the acquisition of CNCL will bring to the Company’s portfolio, while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of CNCL.

The Company recorded finite-lived intangible assets related to the CNCL Acquisition. The fair value of the CNCL tradename was determined using the relief from royalty rate method under the income approach. This newly recognized intangible asset is being amortized over its estimated useful life on a straight-line basis. The following table summarizes the estimated fair value and estimated useful life for the identifiable intangible asset acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Tradename	15 years	$850

For the three months and nine months ended October 31, 2025, the Company’s consolidated results included $0.6 million and $1.2 million of CNCL’s revenue. For the three months and nine months ended October 31, 2025, the Company’s consolidated results included $0.1 million of CNCL’s net income and $0.1 million of CNCL’s net loss, respectively.

Servant Acquisition

On March 12, 2025, the Company acquired 50.1% of the equity ownership of Servus Consulting Partners, LLC (“Servant” and the transaction, the “Servant Acquisition”). Servant is a business and technology consulting firm that supports faith-driven founders, nonprofits, and purpose-driven businesses through strategic growth initiatives and innovative software solutions. Servant was established in 2021 by Benjamin Elmore and Ranjan Thomas and operates Servant.io, its premier product. The Company acquired Servant for the purpose of expanding its tech-enabled consulting offerings to faith-driven organizations. The Company’s 50.1% equity ownership represents a controlling financial interest in Servant as the Company has obtained control through its voting interest and control of the board of directors.

The contractual purchase price of $5.6 million, which had an acquisition date fair value of $4.9 million, was paid directly to the selling stockholders in return for the Company acquiring a 50.1% equity interest. Differences between the contractual purchase price and the GAAP purchase consideration relate primarily to adjustments to fair value for equity consideration, and an adjustment related to cash consideration reflecting the amount transferred to the sellers. The $4.9 million consideration transferred under ASC 805 consisted of the following:

Estimated Fair Value
(in thousands)
Cash consideration	$653
Equity consideration	4,253
Fair value of total consideration transferred	$4,906

As part of the consideration transferred, the Company issued 229,849 Series A preferred units. Concurrent with the Servant Acquisition, the Company executed Call Option Agreements with Benjamin Elmore and Ranjan Thomas. These agreements provide each holder of the option to reacquire the membership units provided to Gloo in the Acquisition, subject to agreed-upon conditions. The Call Options are exercisable beginning on July 1, 2027 and remain exercisable for a 12-month period thereafter at the then-determined fair market value of the shares. These options have been assigned a negligible dollar value.

Additionally, as part of the consideration transferred in the Servant Acquisition, the Company’s chief executive officer and principal stockholder, Mr. Beck, executed separate non-transferable Put Option Agreements with Benjamin Elmore and Ranjan Thomas, granting the sellers the right, but not the obligation, to sell Series A preferred units received at a price of $18.00 per share during a 12-month exercise window in 2027. Although the Company is not a party to the agreements and has no obligation to settle the put options, the fair value of the option has been included as part of the total consideration transferred in the Servant Acquisition. This treatment reflects the substance of the arrangement, as the put option was provided in connection with the acquisition and represents a deemed capital contribution from Mr. Beck. The Series A preferred units were assigned an aggregate fair value of $2.8 million as of the acquisition date, not inclusive of the fair value of the put options, which was estimated to be $1.4 million using the Black-Scholes Option Pricing Method. The $1.4 million value of the put option written by Mr. Beck was considered a deemed capital contribution to the Company and recorded as an increase to APIC as part of the acquisition of Servant. The valuation of the put option required significant management judgment, including assumptions related to volatility, risk-free interest rates, expected term, and other relevant inputs. As the Company is neither primarily nor secondarily obligated under the put option, no liability has been recognized and there is no ongoing impact to the Company’s financial position or results of operations.

As part of the transaction, the Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations. Additionally, the Company settled an immaterial account payable with Servant in connection with the transaction related to services previously provided by Servant to Gloo. No settlement gains or loss was recognized as the arrangement was at market terms.

The Servant Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The Company was identified as the accounting acquirer in the transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Servant Acquisition closing date.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

The Company engaged an independent third-party valuation firm to assist in determining the fair value of the transaction, including intangible assets. The excess of the consideration transferred over the fair value of the identifiable assets acquired, liabilities assumed and non-controlling interest was recorded as goodwill, which is indicative of the expected expanded market opportunities. The estimated fair value of the non-controlling interest was based on the price the Company paid for its 50.1% controlling interest in Servant.

Prior to the business combination, the Company held a noncontrolling equity interest in Servant, which was accounted for at cost using the measurement alternative under ASC Topic 321, Investments—Equity Securities (“ASC 321”). In connection with the business combination, the Company revalued its previously held equity interest based on the fair value indicated by the consideration described above. This resulted in a $354,000 gain on revaluation of a previously held equity interest, which has been presented in “Other expense (income), net”.

The allocation of the purchase price and estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$111
Accounts receivable	454
Contract assets	36
Prepaid expense	87
Intangible assets	2,500
Equity investment - Gloo (treasury units)	379
Accounts payable	(374)
Accrued compensation	(173)
Accrued liabilities	(195)
Deferred revenue	(672)
Total identifiable net assets acquired	2,153
Noncontrolling interests	(6,472)
Goodwill	9,754
Fair value of previously held equity interest in acquiree	(529)
Consideration transferred	$4,906

The resulting goodwill of $9.8 million is partially deductible for income tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Servant Acquisition includes, but is not limited to: (1) the expected synergies Servant will bring the Company’s portfolio while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Servant.

The Company recorded finite-lived intangible assets related to customer relationships and trademarks. The fair value of the customer relationships was determined using the multi-period excess earnings method under the income approach, and the fair value of the trademarks was determined using the relief from royalty rate method under the income approach. The newly recognized intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated fair values and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Customer relationships	16 years	$1,750
Trademarks	8 years	750
		$2,500

For the three months and nine months ended October 31, 2025, the Company’s consolidated results included $1.8 million and $5.2 million of Servant’s revenue, and $1.0 million and $2.5 million of Servant’s net loss, respectively.

Midwestern Acquisition

On June 11, 2025, the Company acquired a controlling financial interest in Midwestern Interactive, LLC (“Midwestern”) with a minority interest retained by Flourish Holdings, Inc. (“Flourish”) (the “Midwestern Acquisition”). In January 2025, the Company obtained an 80% interest in Midwestern accounted for as an equity method because, notwithstanding its majority equity interest, it did not obtain a controlling financial interest due to certain rights held by the noncontrolling stockholder through the call option agreement.

Midwestern, a Missouri-based technology and design development firm, has built a reputation as a powerhouse in software innovation with a team of more than 100 developers and product experts. Midwestern specializes in embedding talent within partner organizations to support every stage of product development, from concept and prototyping to scalable delivery, ensuring quality, speed, and impact. With deep experience in both ministry contexts and advanced technical solutions, Midwestern has already contributed to Gloo’s platform and will now expand its role through this partnership. The Company acquired a majority interest in Midwestern to accelerate AI-driven initiatives, provide turnkey development for faith-based applications, and strengthen the overall technology capabilities available to Gloo partners. By integrating Midwestern’s expertise with Gloo’s data intelligence and expansive faith ecosystem, the acquisition aims to enhance innovation, reduce development friction, and drive faster, more effective technology solutions for churches and ministries worldwide.

The Company’s control and consolidation of Midwestern was a consequence of the June modification of the terms of the call option agreement initially agreed in January, which resulted in a $2.8 million reduction of the option’s value (a concession by Flourish) as well as control by the Company. Management has determined that this reduction in the value of the option represents consideration transferred.

The contractual purchase price of $22.6 million was adjusted to the acquisition date fair value of $31.4 million, which includes the value of the call option. The as-adjusted purchase price representing the consideration transferred under ASC 805 consisted of the following:

Estimated Fair Value
(in thousands)
Cash consideration	$2,120
Equity consideration	8,479
Promissory notes to seller	12,045
Fair value of call option	8,792
Initial investment	31,436
Less: reduction in option due to June modification	(2,822)
Fair value of total consideration transferred	$28,614

As part of the total consideration transferred in the Midwestern Acquisition, the Company issued 694,444 Series A preferred units assigned an aggregate fair value of $8.5 million as of the January 2025 transaction. No additional equity compensation was issued in June 2025 when the Company obtained a controlling financial interest.

The Company incurred $0.3 million transaction-related costs as part of the initial investment which were capitalized to the Company’s equity method investment in Midwestern. Upon consolidation, the value of those transaction costs was recognized as loss on revaluation of previously held equity method investment. An immaterial amount of transaction-related costs was incurred related to the modification, which were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations. Additionally, the Company and its subsidiaries were significant customers of Midwestern, and the transaction effectively settled certain intercompany contract assets on Midwestern’s balance sheet as of the acquisition date. No settlement gain or loss was recognized as the arrangements were at market terms.

The Midwestern Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The Company was identified as the accounting acquirer in the transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Midwestern Acquisition closing date.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

The Company engaged an independent third-party valuation firm to assist in determining the fair value of the transaction, including intangible assets. The excess of the consideration transferred over the fair value of the identifiable assets acquired, liabilities assumed and non-controlling interest was recorded as goodwill, which represents the value expected to arise from enhanced innovation to the Company’s existing digital platform. The estimated fair value of the non-controlling interest was based on the price the Company paid for its 80.0% controlling interest Midwestern.

The Midwestern Acquisition has been accounted for as a step acquisition. Prior to consolidating Midwestern, the Company revalued its previously-held equity method investment based on the fair value of consideration described above. This resulted in a $1.1 million loss, $0.9 million of which pertained to the reversal of equity method income recorded during the nine months ended October 31, 2025 and $281,000 of which pertained to formerly-capitalized transaction costs, as described above. This loss has been presented net of income from equity method investments in Income (loss) from equity method investments, net.

The allocation of the purchase price and the estimated fair values of the assets acquired, and liabilities assumed are shown below:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$1,182
Accounts receivable	241
Prepaid expense and other assets	343
Fixed assets	155
Right-of-use assets	1,475
Intangible assets	6,050
Other LT Assets	6
Accrued liabilities	(407)
Lease liabilities	(1,475)
Notes payable	(717)
Total identifiable net assets acquired	6,853
Noncontrolling interests	(7,154)
Goodwill	28,917
Fair value of previously held equity interest in acquiree	(31,438)
Consideration transferred	$(2,822)

The resulting goodwill of $28.9 million is partially deductible for income tax purposes and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Midwestern Acquisition includes, but is not limited to: (1) the expected synergies the acquisition of Midwestern will bring to the Company’s portfolio, while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Midwestern.

The Company recorded finite-lived intangible assets related to customer relationships and trademarks. The fair value of customer relationships was determined using the income approach, and the fair value of the trademarks was determined using the relief from royalty rate method under the income approach. The newly recognized intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated fair values and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Customer relationships	16 years	$4,550
Trademarks	8 years	1,500
		$6,050

For the three months and nine months ended October 31, 2025, the Company’s consolidated results included $2.7 million and $4.7 million of Midwestern’s revenue, and $2.2 million and $3.2 million of Midwestern’s net loss, respectively.

Masterworks Acquisition

On July 3, 2025, the Company acquired 100% of the equity ownership of Masterworks, Incorporated (“Masterworks” and the transaction, the “Masterworks Acquisition”). Masterworks, a leading marketing and fundraising firm with more than three decades of experience serving Christian nonprofits, has built its reputation on helping faith-based organizations strengthen donor relationships, expand brand presence, and optimize fundraising strategies through media, analytics, and proven ministry insight. With a team deeply rooted in serving Christ-centered missions, Masterworks has enabled countless organizations to grow their reach and impact. The Company acquired Masterworks to combine its fundraising and communications expertise with Gloo’s digital infrastructure, data intelligence, and AI-powered tools. By integrating these complementary strengths, the acquisition aims to provide ministries with more personalized, scalable, and effective strategies to engage supporters and accelerate mission impact. Operating as a wholly owned subsidiary, Masterworks will leverage Gloo’s ecosystem of churches and partners to promote synergistic growth that advances the shared vision of serving those who serve. Masterworks is a Washington-based advertising and fundraising agency serving Christian nonprofits, with a subsidiary Historic Agency. The Company obtained a controlling financial interest in Masterworks through its acquisition of 100% of the equity ownership.

The contractual purchase price of $5.6 million, subject to net working capital adjustments, was adjusted to the acquisition fair date value of $6.7 million, with differences pertaining to working capital adjustments and payments to a key executive which were determined to be compensation rather than consideration transferred pursuant to ASC 805. This bonus payment related to the retention of the key employee and was recorded as an operating expense following consummation of the transaction. The as-adjusted purchase price consisted of the following:

Estimated Fair Value
(in thousands)
Cash consideration	$4,027
Equity consideration	2,652
Fair value of total consideration transferred	$6,679

As part of the consideration transferred in the Masterworks Acquisition, the Company issued 204,652 Series A preferred units with an aggregate fair value of $2.7 million as of the acquisition date.

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations. Certain costs incurred by the seller but paid by the Company were included as consideration, as noted above.

The Masterworks Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The Company was identified as the accounting acquirer in the transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Masterworks Acquisition closing date.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

As of October 31, 2025, the fair value measurements associated with the acquisition were finalized. The excess of the consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed, was recognized as goodwill. This goodwill primarily reflects the revenue-driven synergies expected from integrating Masterworks’ established marketing capabilities with the Company’s existing portfolio of offerings.

The allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed and noncontrolling interest are shown below:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$1,725
Accounts receivable	4,107
Contract assets	2,193
Prepaid expense and other assets	500
Intangible assets	3,870
Right-of-use asset	640
Current liabilities	(5,512)
Long-term liabilities	(3,427)
Total identifiable net assets acquired	4,096
Goodwill	2,583
Consideration transferred	$6,679

The resulting goodwill of $2.6 million is not deductible for income tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Masterworks Acquisition includes, but is not limited to: (1) the expected synergies Masterworks will bring the Company’s portfolio while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Masterworks.

The Company recorded finite-lived intangible assets related to customer relationships, trademarks, and developed technology. The fair value of the customer relationships was determined using the multi-period excess earnings method under the income approach, and the fair values of the trademarks and developed technology were determined using the relief from royalty rate method under the income approach. The newly recognized intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated fair values and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Customer relationships	10 years	$2,220
Trademarks	16 years	1,230
Developed technology	6 years	420
		$3,870

Contract assets and liabilities were recorded under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) in accordance with ASU No. 2021-08; therefore, adjustments in contract assets and liabilities related to the estimated fair values of the acquired contract assets and liabilities were not required.

For the three months and nine months ended October 31, 2025, the Company’s consolidated results included $15.6 million and $19.8 million of Masterworks’ revenue, and $0.6 million and $0.7 million of Masterworks’ net income, respectively.

Supplemental Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the consolidated results of operations of the Company combined with the historical results of subsidiaries acquired during the year ended January 31, 2025 and nine-months ended October 31, 2025 on a pro forma basis, as if each acquisition had occurred at the beginning of the most recently completed fiscal year preceding its respective acquisition:

	Pro Forma (unaudited)
	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Revenue	$32,907	$22,981	$85,835	$63,452
Net loss	$(38,708)	$(16,516)	$(105,828)	$(51,152)

Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the acquisition. The unaudited supplemental pro forma information above includes adjustments to reflect, among other things, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate a portion of the interest expense related to liabilities, which were assumed by the Company upon completion of the acquisition. The unaudited supplemental pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions taken place on the date indicated, or of the Company’s future consolidated statements of operations. The supplemental pro forma information presented above has been derived from the Company’s historical consolidated financial statements and from the historical accounting records of the acquired businesses to which it gives effect.

5.
Equity Method Investments

The Company accounts for its investments in unconsolidated investees using the equity method of accounting when it has the ability to exercise significant influence over the operating and financial policies of these entities. The Company did not have any equity method investments as of October 31, 2025. Midwestern and Sermons Tech were accounted for as equity method investments until June 11, 2025 and August 1, 2025, respectively, at which point the Company obtained a controlling financial interest and thus consolidated the entity pursuant to ASC Topic 810, Consolidation (“ASC 810”). Refer to Note 4, Business Combinations for additional information.

The summarized financial information below presents the results of operations of Midwestern, from February 1, 2025, through June 11, 2025, when the Company obtained a controlling financial interest:

Statement of Operations	Nine Months Ended October 31, 2025
(in thousands)
Total revenues	$5,755
Gross profit	2,014
Income from operations	1,259
Net income	$1,133

Midwestern Interactive, LLC

On January 3, 2025, the Company acquired 8,000 common units of Midwestern Interactive, LLC (“Midwestern”), representing an 80.0% membership interest in the company, for a total purchase price of approximately $31.7 million, paid for with a combination of cash, Series A preferred units, and note issuances. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over Midwestern through its equity investment and representation on Midwestern’s board of directors. The Company did not consolidate Midwestern under ASC 810 because the participating rights held by Midwestern’s minority interest holder limited the Company’s ability to unilaterally control the company.

In connection with the investment, the Company entered into a freestanding call option agreement (the “MW Call Option”) with the minority interest holder of Midwestern, Flourish Holdings, Inc. (“Flourish”). The MW Call Option originally granted the minority interest holder the right to repurchase all of the Company-owned Midwestern units during a 12-month exercise period which begins on the third anniversary of the Company’s acquisition of its interest. In June 2025, certain terms of the MW Call Option were modified, which, among other things, resulted in the Company obtaining a controlling financial interest in Midwestern. The option becomes exercisable on the third anniversary of the effective date of the investment and expires twelve months thereafter and is subject to earlier exercise if the Company (1) enters insolvency proceedings or (2) completes a qualified IPO that raises at least $50.0 million, and its shares trade above $36.00 per share for 90 consecutive days. The MW Call Option was recorded as a liability in other non-current liabilities on the Company’s condensed consolidated balance sheets and is re-measured at fair value on a recurring basis with changes in fair value recorded in loss (gain) from change in fair value of financial instruments in the condensed consolidated statements of operations. Refer to Note 7, Fair Value Measurements for more information regarding the value of the call option and Note 4, Business Combinations for additional information regarding the modification of the call option, which resulted in the Company’s consolidation of Midwestern.

The initial value of the Company’s investment in Midwestern was $31.7 million. Included in the initial carrying amount was a basis difference between the equity method investment recorded on the books of Gloo and the standalone books of Midwestern of approximately $5.4 million. This difference was primarily related to the recognition of intangible assets associated with Midwestern’s customer relationships and trademarks. Basis differences are amortized on a straight-line basis over the remaining life of the assets or liabilities to which they relate and are recognized as an adjustment to the Company’s share in the income or losses of Midwestern.

Sermons Tech LLC

On October 25, 2023, the Company entered into a purchase agreement to acquire 40,000 Class A units of Sermons Tech, representing a 43.2% equity interest, for total consideration of $2.0 million payable in multiple installments throughout 2023, 2024 and 2025. Sermons Tech is a limited liability company formed in July 2023 through a planned strategic relationship with the Company to commercialize the Sermons Tech software platform, an artificial intelligence-driven tool designed to support church leaders and staff in developing and enhancing sermons and related media. Based on the size and nature of its investment, including its representation on Sermons Tech’s board of directors, the Company determined that it could exercise significant influence over Sermons Tech and therefore accounted for its investment under the equity method in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”).

On August 1, 2025, the Company entered into the UPA to acquire the remaining 56.8% equity interest in Sermons Tech from Flourish. The Company determined that the transaction represents a business combination under ASC 805 in which the Company is the accounting acquirer. Prior to the business combination, the Company held a noncontrolling equity interest in Sermons Tech, which was initially recorded at cost and subsequently adjusted each period for the Company’s share of Sermons Tech’s income or loss and any dividends paid in accordance with ASC 323. At the acquisition date, the Company remeasured its previously held equity interest and recognized a $2.6 million gain associated with the remeasurement of its previously held equity interest included in income (loss) from equity method investments, net in the consolidated statements of operations for the three months and nine months ended October 31, 2025. Refer to Note 4, Business Combinations, for additional information regarding the Company’s acquisition of the remaining equity interest in Sermons Tech and subsequent consolidation.

6.
Revenue

Contract Assets, Deferred Revenue and Remaining Performance Obligations

The Company did not have any contract assets as of January 31, 2025. During the three and nine months ended October 31, 2025, the Company acquired contract assets of $0 and $2.2 million, respectively, in connection with acquisitions. During the three and nine months ended October 31, 2025, $7.3 million and $8.4 million, respectively, of contract assets that were acquired and added during the period were transferred to accounts receivable.

During the three and nine months ended October 31, 2025, the Company assumed deferred revenue liabilities of $1.5 million and $4.5 million, respectively, in connection with acquisitions and recognized $5.0 million and $3.7 million, respectively, of revenue that was included in the deferred revenue balances as of July 31, 2025 and January 31, 2025, respectively.

As of October 31, 2025, all contracts recognized over time have contract durations of 12 months or less, and the Company expects to recognize all remaining performance obligations over the next 12 months.

Significant Payment Terms

The Company enters into contracts that are typically one year in length or less with payments required up front on either an annual or monthly basis. The Company has applied the practical expedient to not adjust the consideration for the effects of a significant financing component because the period between the transfer of the promised service and the payment is one year or less. In most cases, contracts are non-cancelable, and consideration paid for services that customers purchase from the Company is non-refundable.

Costs to Obtain Revenue Contracts

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as expenses when incurred if the amortization period is one year or less.

7.
Fair Value Measurements

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuations:

	As of October 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$33,673	$33,673
Warrant liability	—	—	744	744
Exchangeable Shares	—	—	2,526	2,526
MW Call Option	—	—	7,531	7,531
Total	$—	$—	$44,474	$44,474

`	As of January 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$832	$832
Warrant liability	—	—	4,551	4,551
MW Call Option	—	—	8,793	8,793
Total	$—	$—	$14,176	$14,176

The derivative liability, warrant liability, Exchangeable Shares, and MW Call Option are classified as non-current liabilities in the condensed consolidated balance sheets. Refer to Note 4, Business Combinations for additional information on the MW Call Option. The Company recognized a gain of $1.3 million related to the change in fair value of the MW Call Option during the nine months ended October 31, 2025. There were no other components to the change in its fair value during the nine months ended October 31, 2025.

Derivative Liability

The embedded derivative liability relates to the features embedded in both the Senior Secured Promissory Notes issued during the fiscal year ended January 31, 2025, and the Senior Secured Convertible Notes issued during the nine months ended October 31, 2025. The Company estimates the fair value of these liabilities using the “With and Without” method. This approach involves modeling the expected cash flows to the noteholder under both a default and non-default scenario, and determining the fair value differential between a note with and without the embedded features.

The valuation of these derivative liabilities incorporates significant unobservable inputs, such as the timing and probability of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other inputs include prevailing interest and risk-free rates, which are not considered significant unobservable estimates. Refer to Note 13, Debt for additional information on the embedded derivative liabilities.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s derivative liability during the nine months ended October 31, 2025:

(in thousands)
Balance as of January 31, 2025	$832
June 2025 extinguishment (1)	(488)
Additions associated with issuances of Senior Secured Convertible Notes	30,188
Changes in fair value of warrants	3,141
Balance as of October 31, 2025	$33,673

(1) Refer to Note 13, Debt for additional information on the June 2025 extinguishment.

Warrant Liability

The fair value of the warrant liability is estimated using an option-pricing model across IPO and Stay Private Scenarios in determining the fair values. These models consider many assumptions, including the likelihood of various potential liquidity events, the nature and timing of such potential events, actions taken with regard to the warrants at expiration, as well as discounts for lack of marketability of the underlying securities and warrants.

The Company estimated the fair value using the following key assumptions:

	October 31, 2025	January 31, 2025
	(in thousands)
Fair value of underlying securities	$10.65	$12.21
Expected volatility	50.0%	55.0%
Dividend rate	0.0%	0.0%
Risk-free interest rate	3.6%	4.3%

The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrant liability during the nine months ended October 31, 2025:

(in thousands)
Balance as of January 31, 2025	$4,551
June 2025 extinguishment(1)	(3,919)
Changes in fair value of warrants	112
Balance as of October 31, 2025	$744

(1) Refer to Note 13, Debt for additional information on the June 2025 extinguishment.

Exchangeable Shares

The Exchangeable Shares were issued to the sellers of CNCL in connection with the CNCL Acquisition, as further described in Note 4, Business Combinations, and were established at an initial fair value of $2.4 million. The Exchangeable Shares are substantially the economic equivalent of the Company’s Series A preferred units, and therefore their value approximates that of the underlying Series A preferred units. The Company estimates the fair value of these units using various valuation methods including combinations of income and market approaches, with input from management. Consequently, the Company recognized a loss of $0.1 million due to changes in fair value from the date of issuance through October 31, 2025.

The income approach estimates value based on the expectation of future cash flows that the Company may generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies as of each valuation date, adjusted to reflect the inherent risks in the Company’s cash flows.

The market approach estimates value based on a comparison to comparable public companies in a similar line of business and may also include backsolves, which infers value from recent financing rounds or tender offers. From these comparable companies, a representative market value multiple is determined and then applied to the Company’s financial forecasts to estimate its value.

For each valuation, the enterprise value determined by the income and/or market approaches was then allocated to the Series A preferred units using the option pricing method, or OPM, or a hybrid of the Probability-Weighted Expected Return Method and OPM, which estimates the probability weighted value across multiple scenarios but uses OPM to estimate the allocation of value within one or more of those scenarios. Refer to Note 16, Members' Deficit for further details of the Exchangeable Shares.

Nonrecurring Fair Value Measurements

The fair values of assets acquired and liabilities assumed in an acquisition are measured on a non–recurring basis on the acquisition date. If the assets acquired and liabilities assumed are current and short–term in nature, the Company uses their approximate carrying values as it believes that it approximates their fair values. If the assets acquired are not short–term in nature, then the fair value is determined using the estimated future cash flows or other appropriate methods, and as such, are considered Level 3 inputs in the fair value hierarchy. Refer to Note 4, Business Combinations for a further discussion of the Company’s acquisitions.

8.
Capitalized Software, Net

Capitalized software consisted of the following as of October 31, 2025 and January 31, 2025:

	October 31, 2025	January 31, 2025
	(in thousands)
Capitalized software	$48,997	$38,921
Less: accumulated amortization	(20,229)	(15,343)
Capitalized software, net	$28,768	$23,578

Amortization expense, which is included in depreciation and amortization in the condensed consolidated financial statements of operations, totaled $1.6 million and $1.0 million for the three months ended October 31, 2025 and 2024, respectively. Amortization expense for the nine months ended October 31, 2025 and 2024 was $4.9 million and $3.3 million, respectively.

9.
Intangible Assets

Intangible assets consisted of the following as of October 31, 2025:

	As of October 31, 2025
	(in thousands)
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	4-16 years	$22,945	$(3,440)	$19,505
Developed technology	5 years	4,080	(688)	3,392
Tradenames	6-16 years	9,878	(804)	9,074
Total		$36,903	$(4,932)	$31,971

Intangible assets consisted of the following as of January 31, 2025:

	As of January 31, 2025
	(in thousands)
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	4-10 years	$7,465	$(1,730)	$5,735
Developed technology	5 years	2,050	(354)	1,696
Tradenames	6-15 years	4,300	(300)	4,000
Total		$13,815	$(2,384)	$11,431

Amortization expense was $1.0 million and $0.7 million for the three months ended October 31, 2025 and 2024, respectively, and $2.5 million and $1.8 million for the nine months ended October 31, 2025 and 2024, respectively.

10.
Goodwill

The following table reflects the changes in the carrying amount of goodwill during the nine months ended October 31, 2025:

(in thousands)
Gross goodwill	$55,654
Accumulated impairment losses	(27,753)
Balance, January 31, 2025	27,901
Acquired goodwill	65,710
Effect of foreign currency exchange rates	150
Balance, October 31, 2025	$93,761

11.
Leases

The Company leases office facilities under non-cancellable operating lease arrangements, expiring at various dates through 2030. The Company’s leases generally provide for periodic rent increases and may contain escalation clauses, extension options, or renewal options. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

On February 28, 2025, as part of the Barna Acquisition, the Company acquired one lease, resulting in an operating lease liability of $0.2 million and a right-of-use asset of $0.2 million.

On May 31, 2025, as part of the Midwestern Acquisition, the Company acquired four leases, resulting in an operating lease liability of $1.5 million and a right-of-use asset of $1.5 million.

On July 3, 2025, as part of the Masterworks Acquisition, the Company acquired one lease, resulting in an operating lease liability of $0.6 million and a right-of-use asset of $0.6 million.

The components of lease costs, lease term, and discount rate for operating leases are as follows for the three and nine months ended October 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands)
Operating lease costs	$660	$308	$1,423	$924
Variable lease costs	459	155	581	604
Total lease cost	$1,119	$463	$2,004	$1,528

Supplemental balance sheet information related to operating leases consisted of the following as of October 31, 2025 and January 31, 2025:

	October 31,	January 31,
	2025	2025
	(in thousands)
Operating lease ROU assets – related parties	$4,419	$3,618
Operating lease ROU assets – third parties	3,622	217
Total operating lease ROU assets	$8,041	$3,835

Operating lease liabilities – related parties	$4,472	$3,556
Operating lease liabilities – third parties	3,838	224
Total operating lease liabilities	$8,310	$3,780

As of October 31, 2025 and January 31, 2025, the weighted average remaining lease term for operating leases was 4.42 years and 5.37 years, respectively, and the weighted average discount rate was 11.3% and 11.5%, respectively.

Supplemental cash flow information related to operating leases were as follows:

	Nine Months Ended
	October 31,
	2025	2024
	(in thousands)
Cash payments for operating leases	966	1,231

The future maturities of long-term operating lease liabilities for each fiscal year are as follows:

Year Ending January 31:	Maturity of Operating Lease Liabilities
(in thousands)
2026 (remaining)	$615
2027	2,199
2028	2,271
2029	2,264
2030	1812
Thereafter	1,142
Total	$10,303
Less: imputed interest	(1,993)
Present value of lease liabilities	$8,310
Less: current obligations	(1,582)
Long-term obligations under leases	$6,728

12.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation related to claims arising out of operations in the normal course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of October 31, 2025, and through the date these condensed consolidated financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the condensed consolidated financial statements.

13.
Debt

The carrying value of the Company’s non-current debt was as follows for the periods presented:

		October 31,	January 31,
Instrument	Maturities	2025	2025
		(in thousands)
PPP loans	—	$903	$952
Senior Secured Notes	April 23, 2027	12,854	62,061
Senior Secured Convertible Notes	April 23, 2027	138,831	—
Midwestern Notes	Varied	10,405	11,827
Visitor Reach Notes	Varied	1,000	1,000
Igniter Promissory Note	October 31, 2030	6,619	—
Other notes payable	Varied	5,932	374
Total		176,546	$76,214
Less: unamortized discount and issuance costs		(6,661)	(6,078)
Less: amounts due within one year		(7,231)	(3,177)
Total debt, non-current		$162,653	$66,959

As of October 31, 2025 and January 31, 2025, the Company had short-term borrowings from related parties totaling $1.0 million and $1.0 million, respectively, with a weighted average interest rate of 14.0%. The maximum and average outstanding borrowings during the nine months ended October 31, 2025 and year ended January 31, 2025, respectively, were $1.0 million and $1.0 million, respectively. Refer to the Visitor Reach Notes below for additional information.

As of October 31, 2025, future principal payments for the Company’s long-term debt were as follows:

Year Ended January 31:	(in thousands)
2026 (remaining)	$3,717
2027	4,472
2028	154,585
2029	2,830
2030	4,280
Thereafter	6,662
Total	$176,546

Paycheck Protection Program Loan

During the year ended January 31, 2021, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $4.9 million. During the year ended January 31, 2022, the Small Business Administration claimed that the Company did not qualify for forgiveness for $1.0 million of the PPP loan. In September 2024, the Company agreed on a payment plan with the SBA to pay the loan in 180 equal monthly installments starting September 25, 2024, including interest. As of October 31, 2025, the balance for the Paycheck Protection Program (“PPP”) loan continued to be reflected as a liability on the consolidated balance sheet. The effective interest rate of the PPP loan was 0.00%, as of January 31, 2025 and October 31, 2025.

Senior Secured Notes and Warrants

On April 23, 2024, the Company entered into a promissory note purchase agreement (the “Note Purchase Agreement”) authorizing the issuance of up to an aggregate principal amount of $70.0 million in secured promissory notes (the “Senior Secured Notes”). The Company issued $60.7 million and no Senior Secured Notes to multiple investors (the “Purchasers”) during the year ended January 31, 2025 and nine months ended October 31, 2025, respectively. Issuances were primarily to related parties. For more information on related party debt refer to Note 17, Related Party

Transactions. The Senior Secured Notes bear interest at a variable rate equal to the higher of 1-Month SOFR or 1.0%, plus 8.0% per annum. Interest is payable quarterly in arrears, comprising 8.0% cash interest and the remainder as payment-in-kind (“PIK Interest”). Upon the Purchaser electing to continue holding such Senior Secured Notes upon an event of default occurring (as defined in the Note Purchase Agreement), the obligations under the Senior Secured Notes will automatically bear interest at a rate equal to an additional 5.0% per annum over the rate otherwise applicable.

On June 23, 2025, the Company entered into an amended and restated note purchase agreement (the “Amended NPA”) and provided Purchasers with the option to exchange their existing Senior Secured Notes for senior secured convertible notes under the Amended NPA (the “Senior Secured Convertible Notes”). Under this agreement, the terms of the Senior Secured Convertible Notes were amended to (1) increase the aggregate principal capacity to $130.0 million dollars, (2) revise certain default covenants, (3) introduce a new mandatory conversion feature that will automatically convert the notes into common stock at the per share conversion price equal to the lesser of (i) 80% of the public offering price upon a qualified IPO and (ii) $30.00, and (4) eliminate the Warrant feature for all holders that enter into the new form of the Senior Secured Convertible Notes following the modification. Purchasers that elected to not participate in the Senior Secured Convertible Notes maintain their Warrants with no modifications to their terms.

As a result of the Amended NPA, the Company exchanged $50.6 million in principal of the Senior Secured Notes and the related Warrants for principal in the Senior Secured Convertible Notes. The Company determined that the fair value of the Senior Secured Convertible Notes was higher than the exchanged principal of the Senior Secured Notes, and as such, recorded the exchanged notes at their fair value of $58.5 million, inclusive of the embedded derivative discussed in further detail in Senior Secured Convertible Notes below. The exchange was accounted for as an accounting extinguishment under ASC 480, resulting in a net loss on debt extinguishment of $7.5 million for the nine months ended October 31, 2025, comprised of both a gain on the extinguishment of Warrants and a loss related to the additional value received by the Purchasers through the exchange. For further information, refer to Senior Secured Convertible Notes below.

As of October 31, 2025, there were two Purchasers who had not exchanged their Senior Secured Notes and Warrants for the Senior Secured Convertible Notes, representing a total principal balance of $12.9 million, inclusive of PIK Interest.

All Senior Secured Notes are jointly and severally guaranteed by the Company’s wholly owned subsidiaries. Further, the Senior Secured Notes issued to one of the Purchasers are personally guaranteed by the Company’s principal stockholders, Scott and Theresa Beck as discussed further in Note 17, Related Party Transactions.

As additional consideration to the Purchasers for providing the financing with the Senior Secured Notes, the Company issued to each Purchaser warrants to purchase Series A preferred units at an exercise price of $18.00 per unit (the “Warrants”). The Warrants were initially recorded at fair value, with subsequent changes in fair value recognized in the condensed consolidated statement of operations. During the nine months ended October 31, 2025, the Company extinguished $3.9 million of its Warrant liability in connection with the Amended NPA discussed above. As of October 31, 2025, there were 199,999 Warrants outstanding with a fair value of $0.7 million. Refer to Note 7, Fair Value Measurements for additional information.

During the three months ended October 31, 2025 and 2024, total interest expense related to the Senior Secured Promissory Notes was $0.5 million and $1.8 million, including $0.2 million and $0.9 million of coupon interest; $0.2 million and $0.6 million of PIK Interest; and $0.1 million and $0.3 million of amortization of debt discounts and issuance costs, respectively. During the nine months ended October 31, 2025 and 2024, total interest expense related to the Senior Secured Promissory Notes was $4.7 million and $2.8 million, including $2.3 million and $1.4 million of coupon interest; $1.3 million and $1.0 million of PIK Interest; and $1.1 million and $0.4 million of amortization of debt discounts and issuance costs, respectively. The effective interest rate of the Senior Secured Notes was 17.5% as of both October 31, 2025 and January 31, 2025. As of October 31, 2025, the fair value of the Senior Secured Promissory Notes is $12.6 million. The estimated fair value, which the Company deems Level 3 financial instruments, was determined by management based on an independent third-party valuation report.

Senior Secured Convertible Notes

As described above, on June 23, 2025, the Company entered into the Amended NPA, which included an increased principal capacity, amended default covenants, an added conversion feature, and elimination of the Warrant for all exchanged Purchasers. The remaining terms of the Senior Secured Convertible Notes remain substantially unchanged from the Senior Secured Notes. Each Senior Secured Convertible Note states a principal amount equal to the holder’s original funded principal plus accrued PIK Interest through June 23, 2025. The Senior Secured Convertible Notes bear interest at a variable rate equal to the higher of 1-Month SOFR or 1.0%, plus 8.0% per annum. Interest is payable quarterly in arrears, comprising 8.0% cash interest and the remainder as PIK Interest. In connection with the amendment, the Company entered into a new personal guaranty from Pearl Street Trust in favor of the holders of the Senior Secured Convertible Notes.

The Senior Secured Convertible Notes contain an embedded feature that is required to be bifurcated and accounted for separately as a derivative liability under ASC Topic 815, Derivatives and Hedging (“ASC 815”). This relates to the share-settled redemption feature that is not clearly and closely related to the debt host. The bifurcated derivative liability is recorded at fair value, with changes in fair value recognized in earnings, refer to Note 7, Fair Value Measurements for additional information for the Company’s adjustments to fair value. The Company will continue to assess the fair value of this feature at each reporting date.

Following the exchange detailed above, the Company received additional proceeds of $81.9 million during the nine months ended October 31, 2025, of which $24.9 million was received during the three months ended October 31, 2025. Additionally, on August 1, 2025, $5.0 million of the Members’ Advances received from minority stockholders during the nine months ended October 31, 2025 were applied to issue Senior Secured Convertible Notes. As discussed in Note 17, Related Party Transactions, the majority of the Senior Secured Convertible Notes were issued to current equity holders that are related parties of the Company and as such, the Company determined that the cash proceeds received were not indicative of fair value. Accordingly, the Company recorded the notes at their fair value of $160.9 million, inclusive of the embedded derivative above. The combination of the issuance of the notes and related derivative created a charge of $15.6 million, included in loss (gain) from change in fair value of financial instruments in the condensed consolidated statements of operations.

On September 5, 2025, the Company amended the terms of its Amended NPA dated June 23, 2025, pursuant to a first amendment to the Amended NPA (the “First Amended NPA”). Under the First Amended NPA, the Company’s aggregate principal borrowing capacity under the facility was increased from $130.0 million dollars to $160.0 million.

As of October 31, 2025, the Company’s condensed consolidated balance sheet reflected an outstanding principal balance of $138.8 million and carried the associated bifurcated embedded derivative at its fair value of $33.6 million. As of October 31, 2025, the fair value of the Senior Secured Convertible Notes is $139.4 million, exclusive of the associated bifurcated embedded derivative. The estimated fair values, which the Company deems Level 3 financial instruments, was determined by management based on an independent third-party valuation report.

During the three and nine months ended October 31, 2025, the Company recognized $4.2 million and $5.8 million in total interest expense, including $2.2 million and $3.0 million of coupon interest, $1.1 million and $1.6 of PIK Interest, and $0.9 million and $1.2 million of amortization of debt discounts and issuance costs, respectively. The effective interest rate of the Senior Secured Convertible Notes was 15.4% as of October 31, 2025.

Midwestern Promissory Notes

On January 3, 2025, the Company issued three promissory notes (the “Midwestern Notes”) as partial consideration for its investment in Midwestern Interactive, LLC (“Midwestern”). The Midwestern Notes, which are prepayable at any time by the Company without penalty, consist of (1) a $2.4 million note bearing interest at 4.8%, issued to Mr. Johnson (“Seneca Note”), (2) a $6.5 million note bearing interest at 3.1%, issued to Flourish Holdings, Inc. (“Paden Note”), and (3) a $3.2 million note bearing interest at 5.0%, to Flourish Holdings, Inc. (the “Installment Note”). The Company is required to make monthly principal and interest payments on each of the notes. In the event the notes are not paid upon maturity, the obligations under the Midwestern Notes will automatically bear interest at a rate equal to an additional 5.0% per annum over the rate otherwise applicable. Refer to Note 17, Related Party Transactions for additional information.

As of October 31, 2025, the estimated fair value of the Midwestern Notes was $7.3 million. The estimated fair value of the notes, which the Company deems Level 3 financial instruments, was determined based on an independent third-party valuation report. During the three and nine months ended October 31, 2025, total interest expense was $0.1 million and $0.3 million, respectively. The weighted-average effective interest rate of the Midwestern Promissory Notes was 3.8%, and 3.9% as of October 31, 2025 and January 31, 2025, respectively.

Visitor Reach Notes

As of January 31, 2025, the Company’s subsidiary, Visitor Reach, had entered into a series of subordinated loan agreements totaling $1.0 million (the “Visitor Reach Notes”) with related parties and their affiliates, as discussed further in Note 17, Related Party Transactions, which are prepayable at any time by the Company without penalty. Each subordinated loan bears interest at a fixed annual rate of 14.0%. The notes were amended to extend the maturity date to December 31, 2025. The loans are unsecured, subordinated to all senior liabilities of Visitor Reach. The Visitor Reach Notes were recognized based on the proceeds received from issuance. No debt issuance costs were incurred in connection with the issuance of the Visitor Reach Notes. Interest expense associated with these notes is measured using the effective interest method. The effective interest rate of the Visitor Reach Notes was 14.0%, as of October 31, 2025 and January 31, 2025, respectively.

As of January 31, 2025 and October 31, 2025, the carrying amount of the Visitor Reach Notes approximates their fair value due to the short-term nature of the instruments and the use of an interest rate that reflects market terms. Total interest expense was immaterial and $0.1 million for the three and nine months ended October 31, 2025, respectively.

Igniter Promissory Note

On August 29, 2025, the Company issued the Igniter Promissory Note with related parties and affiliates as partial consideration for the acquisition of the Igniter Group. The Igniter Promissory Note, which is prepayable at any time by the Company without penalty, totaled $6.6 million and bears interest at a fixed annual rate of 6.0%. The Company is required to make quarterly principal and interest payments on the note. In the event of default, all obligations immediately become due. Refer to Note 17, Related Party Transactions for additional information. The effective interest rate of the Igniter Promissory Note was 10.4%, as of October 31, 2025, respectively.

As of October 31, 2025, the estimated fair value of the Igniter Promissory Note was $5.9 million. The estimated fair value of the note, which the Company deems a Level 3 financial instrument, was determined based on an independent third-party valuation report. Total interest expense was immaterial for the three and nine months ended October 31, 2025.

14.
Income Taxes

The Company’s effective tax rate of 0.06% and 0.28% for the three and nine months ended October 31, 2025, and 1.09% and 1.36% for the three and nine months ended October 31, 2024, differs from the applicable statutory rate due primarily to non-taxable entities. The Company’s effective tax rate on taxable entities for the three months ended October 31, 2025 and 2024 was 18.17% and 2.61% respectively. The Company’s effective tax rate on taxable entities for the nine months ended October 31, 2025 and 2024 was 26.83% and 2.61% respectively.

The effective tax rate for the three months and nine months ended October 31, 2025 and 2024 was primarily impacted by the following items: (i) the impairment of goodwill in the prior year, (ii) the business combination of Masterworks, Inc. in the current year, and, (iii) the mix of income generated among the jurisdictions in which the Company operates as Gloo Holdings, LLC is treated as a partnership and is not subject to U.S. federal and certain state and local income taxes. Accordingly, a separate estimated annual effective tax rate (“AETR”) is computed and applied to ordinary losses in the applicable jurisdictions.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. This act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. According to ASC 740, “Income Taxes,” the effects of changes in tax rates and laws on deferred tax balances must be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, the Company is evaluating its impact on the condensed consolidated financial statements.

15.
Equity-Based Compensation

Options

Options granted under the Membership Unit Option Plan (the “Plan”) are equity classified. A summary of the option activity for the nine months ended October 31, 2025 is presented below:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except weighted-average exercise price)
Outstanding at January 31, 2025	3,318	$11.34	6.6	$4,816
Granted	1,700	18.00	—	—
Exercised	(144)	3.93	—	—
Forfeited	(294)	16.68	—	—
Expired	(196)	8.76	—	—
Outstanding at October 31, 2025	4,384	13.92	7.2	3,976
Exercisable at October 31, 2025	2,223	$11.34	5.7	$3,813

Total compensation cost related to options was $0.9 million and $0.2 million for the three months ended October 31, 2025 and 2024 and $2.7 and $1.5 million for the nine months ended October 31, 2025 and 2024, respectively.

Profits Units

The Company did not issue profits units during the nine months ended October 31, 2025 and 2024. All outstanding profits units vest 40.00% on the first vesting date, which ranges from 10 to 22 months after the grant date, with 20.00% vesting each anniversary thereafter. Certain awards provide for accelerated vesting of units upon a change in control or upon termination of the grantee. As of October 31, 2025, all outstanding profits units are equity classified.

A summary of the nonvested equity-classified profits units for the nine months ended October 31, 2025 is presented below:

	Number of Units	Weighted- Average Grant-Date Fair Value (per Unit)
	(in thousands)
Non-vested at January 31, 2025	$2,537	$3.60
Granted	—	—
Vested	(100)	2.31
Forfeited/Cancelled	(160)	3.18
Non-vested at October 31, 2025	$2,277	$3.66

The Company recognized compensation cost related to profits units of approximately $0.6 million and $0.4 million during the three months ended October 31, 2025 and 2024, and $1.9 million and $1.9 million during the nine months ended October 31, 2025 and 2024, respectively.

Equity Notes Receivable

In July 2014, the Company entered into Common Unit Purchase Agreements (“CUP Agreements”) and issued 903,191 common membership units (“Common Units”) at a purchase price of $0.60 per unit. The employees financed their purchases using proceeds from the Equity Notes Receivable, which are non-recourse in nature. For accounting purposes, the Common Units are treated as in-substance stock options. The Common Units are not considered outstanding for accounting purposes until the Equity Notes Receivable are settled.

As of October 31, 2025, none of the Common Units had been forfeited. The Company did not recognize any equity-based compensation expense related to the Common Units during the three and nine months ended October 31, 2025 and 2024.

VR Call Options

On December 31, 2024 (the “VR Call Option Grant Date”), the Company entered into the VR Call Options with certain co-founders of Visitor Reach in connection with the Company’s acquisition of a majority interest in Visitor Reach.

A summary of the option activity for the nine months ended October 31, 2025, is presented below:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2025	111	$4,518	3.9	$1,555
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Expired	—	—	—	—
Outstanding at October 31, 2025	111	$4,518	3.2	$1,555

During the nine months ended October 31, 2025, the options were not yet exercisable, and therefore the Company did not receive any cash from exercises. The Company recognized $0.1 million and $0.3 million in compensation expense related to the VR call options during the three and nine months ended October 31, 2025.

16.
Members’ Deficit

The total number of units of all classes of units for which the Company shall have authority to issue is 13,217,025 Common Units, with no par value and 39,250,615 Series A preferred units, with no par value.

The Company’s board of directors has additionally authorized the Company to issue the number of Common Units required at such time the Senior Secured Convertible Notes become convertible in the event of a qualified IPO, as further discussed in Note 13, Debt.

Common Units

As of October 31, 2025 and January 31, 2025, the Company had 8,345,221 and 8,201,191 and Common Units outstanding, respectively. During the nine months ended October 31, 2025 and 2024, the Company issued 144,030 and 458,333 Common Units for $0.6 and $3.6 million of cash proceeds in connection with common unit option exercises, respectively. Refer to Note 15, Equity-Based Compensation for additional information.

Series A Preferred Units

As of October 31, 2025 and January 31, 2025, there were 38,523,781 and 37,532,207 Series A preferred units issued and outstanding, respectively, excluding 298,835 units held by consolidated subsidiaries of the Company as of October 31, 2025. Such units are accounted for as an investment in parent at the subsidiaries and are treated as treasury shares for accounting purposes in the Company’s consolidated financial statements.

During the nine months ended October 31, 2025, the Company issued 991,574 units, of which 946,174 units were issued in connection with acquisitions and investments with an issuance day fair value of $12.1 million, and 45,400 units were issued to members of the Company for cash proceeds of $0.8 million. During the nine months ended October 31, 2024, the Company issued 379,167, of which 361,111 units were issued in connection with acquisitions and investments with an issuance day fair value of $5.8 million and 18,056 units were issued to members of the Company for cash proceeds of $0.3 million. During the nine months ended October 31, 2025, the Company reacquired 21,057 Series A preferred units that are treated as treasury units in connection with its acquisition of Servant.

The Series A preferred units will mandatorily convert into Common Units upon (i) election by members holding more than fifty percent of the Series A preferred units, voting as a separate class, to convert all Series A preferred units into Common Units or (ii) the closing of an IPO that raises at least $50.0 million in gross proceeds.

These units bear a cumulative dividend of 6.00% per annum on their original issue price. The Company had $71.6 million and $88.0 million in unpaid undeclared cumulative dividends to Series A preferred unit holders as of January 31, 2025, and October 31, 2025, respectively, representing approximately $1.92 and $2.25 per Series A preferred unit, respectively. Each unit votes together with Common Units on an as-converted basis and, voting separately as a class, on matters adversely affecting its rights.

In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, the Series A preferred units rank senior to all other equity classes, each having a liquidation preference of their original issue price plus accrued and unpaid dividends. As of January 31, 2025 and October 31, 2025, the Series A preferred units had an aggregate liquidation preference of $432.7 million and $461.9 million, respectively.

Beginning five years after the original issuance, holders may require the Company to redeem their Series A preferred units for cash equal to four times trailing-twelve-month EBITDA, payable in three equal annual installments. The Company may also call the Series A preferred units at fair market value after seven years, subject to specified board and unitholder approvals. The Company does not have any fixed redemptions in the five years following October 31, 2025.

The Series A preferred units issued and outstanding are accounted for as redeemable units in the mezzanine section on the Company’s consolidated balance sheets as the units are redeemable outside of the Company’s control. The Company has elected to adjust the carrying value of the redeemable Series A preferred units to its maximum redemption value at each reporting date, with the value being the greater of the initial cost of the units or its redemption value. As of October 31, 2025, the redemption value of the Series A preferred units was less than the carrying value.

Exchangeable Shares

In February 2025, in connection with the CNCL Acquisition as described in Note 4, Business Combinations, the Company issued to the sellers 197,663 units of CNCL, which are exchangeable for the Company’s Series A preferred units (the “Exchangeable Shares”), as consideration. The Company estimated that the Exchangeable Shares had a fair value of approximately $3.4 million at the time of issuance.

As of October 31, 2025, all 197,663 Exchangeable Shares remain outstanding. The Company determined that the Exchangeable Shares should be treated as a contract to issue the Company’s Series A preferred units and are recorded to other non-current liabilities in the Company’s consolidated balance sheets in accordance with ASC 480. The Exchangeable Shares were initially measured at fair value and are subsequently remeasured every reporting period. See Note 7, Fair Value Measurements, for further detail.

The Exchangeable Shares are substantially the economic equivalent of the Company’s Series A preferred units. The Exchangeable Shares do not carry general voting rights at meetings of stockholders of CNCL or the Company, except in limited circumstances where class voting is required by law or in connection with certain amendments affecting the Exchangeable Shares.

Exchange Rights

Each Exchangeable Share is exchangeable, at the option of the holder, for one Series A preferred unit. The exchange may also be triggered automatically upon certain events, including liquidation, redemption, or retraction of the Exchangeable Shares, or in connection with a change of control of the Company or CNCL. Upon exchange, holders are entitled to receive one Series A preferred unit per Exchangeable Share, plus any declared and unpaid distributions as of the exchange date. The Company is required to reserve and keep available for issuance a sufficient number of Series A preferred units to satisfy all outstanding Exchangeable Shares.

Dividends and Distributions

Dividends or other distributions on the Exchangeable Shares are declared and paid only if, and to the extent that, an equivalent distribution is declared and paid on the underlying Series A preferred units. The amount and form of any distribution on the Exchangeable Shares is intended to be economically equivalent to the distribution on the Series A preferred units including the same declaration date, record date, and payment date. Holders are entitled to receive the Canadian dollar equivalent of such distribution on a per share basis.

In the event a dividend is declared on the Series A preferred units, the Company has the option to purchase from each holder a number of Exchangeable Shares equal in value to the declared dividend amount in cash.

17.
Related Party Transactions

The Company has entered into a number of transactions with entities affiliated with members of its board of directors and other related parties, as described in the Company’s historical consolidated financial statements for the year ended January 31, 2025 and the nine months ended October 31, 2025.

Igniter Note

As discussed in Note 4, Business Combinations, and Note 13, Debt, in the nine months ended October 31, 2025, the Company issued the Igniter Promissory Note due to the “the sellers” as part of the consideration for the acquisition of Igniter Group. The Igniter Promissory Note, which is prepayable at any time by the Company without penalty, totaled $6.6 million and bears interest at a fixed annual rate of 6.0%. The Company is required to make quarterly principal and interest payments on the note beginning October 31, 2025.

Visitor Reach Notes

As discussed in Note 13, Debt, during the year ended January 31, 2025, the Company’s subsidiary, Visitor Reach, entered into a series of subordinated loan agreements totaling $1.0 million (the “Visitor Reach Notes”) with related parties and their affiliates, including Howard Rachinski, the subsidiary’s chief executive officer. Each subordinated loan bears interest at a fixed annual rate of 14.0% and matures on December 31, 2025.

Midwestern Notes

As discussed in Note 4, Business Combinations, and Note 13, Debt, on January 3, 2025, the Company issued the Midwestern Notes as partial consideration for its acquisition of Midwestern. The Midwestern Notes, which are prepayable at any time by the Company without penalty, consist of (1) a $2.4 million note bearing interest at 4.8%, issued to Mr. Johnson, (2) a $6.5 million note bearing interest at 3.1%, issued to Flourish Holdings, Inc., and (3) a $3.2 million note bearing interest at 5.0%, to Flourish Holdings, Inc. Mr. Johnson is the chief executive officer of Midwestern, one of the Company’s consolidated subsidiaries, and is the sole owner of Flourish Holdings, Inc.

Outreach Note

During the year ended January 31, 2025, the Company’s subsidiary, Outreach, entered into a loan agreement totaling $790 thousand, bearing interest at 8%, and a maturity of three years, with an optional two-year extension, with an entity controlled by a member of the subsidiary’s management. These loans were used to fund operations and no repayments have been made thus far.

Member Advances

During the nine months ended October 31, 2025, the Company received advances (the “Member Advances”) totaling approximately $5.7 million from minority stockholders of the Company to address short-term working capital needs, that were then applied to issue Senior Secured Convertible Notes. Refer to Note 13, Debt for additional information. The Member Advances were not subject to any contractual repayment obligation, whether in cash, equity, or other form, and were provided without any stated terms or conditions requiring repayment by the Company.

Senior Secured Notes and Warrant Issuances

As described in Note 13, Debt, on April 23, 2024, the Company entered into a Note Purchase Agreement with Pearl Street Trust and certain other purchasers, under which it issued Senior Secured Notes totaling $45.0 million to Pearl Street Trust across multiple tranches, each bearing interest at 8% plus a floating SOFR-based margin, with a floor of 1%, and maturing in April 2027. In connection with these issuances, the Company granted Warrants to purchase an aggregate of 750,000 Gloo Holdings, LLC common units at an exercise price of $18.00 per unit. All of the Senior Secured Notes and the Warrants held by Pearl Street Trust were exchanged into Senior Secured Convertible Notes, as discussed in Note 13, Debt.

On April 24, 2024, the Company issued a $10.0 million Senior Secured Note under the Note Purchase Agreement to FMAB Partners, LP (“FMAB”), an entity affiliated with Mr. Furst, who also served as collateral agent under the security agreement associated with the Note Purchase Agreement (“NPA”). In connection with the FMAB note, the Company issued Warrants to purchase 166,666 common units at $18.00 per unit. As discussed in Note 13, Debt, in June 2025, the Company amended and restated the NPA. As a result, during the second fiscal quarter of 2025, the Company extinguished $3.9 million of its warrants. FMAB did not participate in the exchange of the Senior Secured Notes and the associated balance of $10.6 million, inclusive of PIK Interest, and the 166,666 Warrants remained outstanding as of October 31, 2025.

On the same date as the FMAB note issuance, Pearl Street Trust and Scott Beck jointly and severally guaranteed repayment of the FMAB note under a guaranty agreement, enforceable upon demand if a defined Event of Default remains uncured for at least 90 days.

As of January 31, 2025, the Company had issued Senior Secured Notes totaling $3.7 million, together with 61,333 related Warrants, to other minority members. As of October 31, 2025, all but one of these members had elected to participate in the exchange of the Senior Secured Notes.

Senior Secured Convertible Notes

As described in Note 13, Debt, on June 23, 2025, the Company entered into the Amended NPA and provided the holders of the Senior Secured Notes with the option to exchange their existing notes with Senior Secured Convertible Notes. In electing to participate in the exchange, the holders also gave up their associated Warrants.

In addition to exchanging its Senior Secured Notes and Warrants for Senior Secured Convertible Notes, the Company issued an additional $51.0 million of Senior Secured Convertible Notes to Pearl Street Trust in multiple tranches through October 31, 2025. Through October 2025, additional notes totaling $20.0 million were issued to other minority stockholders of the Company.

In connection with the Amended NPA, Pearl Street Trust guaranteed repayment of the issuances under the NPA, both exchanged and new, under a guaranty agreement, enforceable upon demand if a defined Event of Default remains uncured for at least 90 days.

In connection with the Senior Secured Convertible Note issuances to two of the Purchasers, Mr. Beck entered into a put option agreement. Under the agreement, the holder has the right, but not the obligation, to require Mr. Beck to purchase their note or any equity securities issued upon its conversion, for cash consideration equal to the outstanding principal and accrued interest as of the date of exercise during a two month window beginning February 1, 2026.

Series A Preferred Units Issued in Connection with Acquisitions and Related Transactions

On April 29, 2024, the Company acquired certain assets of Christianity Today International for total consideration of $6.2 million, comprised of $1.4 million in cash and 222,222 Series A preferred units of Gloo Holdings, LLC. Two members of the Company’s board of directors, Nona Jones and Bishop Claude Alexander, serve on the board of directors of Christianity Today but received no consideration in connection with the transaction.

In connection with the acquisition, on April 29, 2024, Mr. Beck and Pearl Street Trust entered into a put option agreement with Christianity Today International. Under this agreement, Mr. Beck and Pearl Street Trust jointly and severally agreed to purchase, upon demand, the Series A preferred units issued in the transaction at a price of $18.00 per unit. The option is exercisable during a 12-month period beginning May 1, 2027.

On August 1, 2024, Gloo Technologies, LLC, a wholly-owned subsidiary of the Company, acquired the Church Metrics platform from Life Covenant Church, Inc. for total consideration of $2.5 million, paid entirely in the form of 138,889 Series A preferred units of Gloo Holdings, LLC. Bobby Gruenewald, a member of the Company’s board of directors, also serves as a board member and vice president of Life Covenant Church.

In connection with the acquisition, Mr. Beck and Pearl Street Trust entered into a put option agreement with Life Covenant Church on August 1, 2024. Under the agreement, Pearl Street Trust and Scott Beck jointly and severally agreed to purchase, upon demand, the Series A preferred units issued in the transaction at a price of $18.00 per unit. The option is exercisable during a 12-month window beginning July 1, 2027, but may be accelerated upon a qualified IPO resulting in proceeds of at least $50.0 million and a trading price of at least $15.00 per share of the Company’s Class A common stock for 60 consecutive days.

On September 27, 2024, the Company acquired substantially all assets of InspireHub in exchange for 458,333 common units of Gloo Holdings, LLC, representing total consideration of $3.6 million. Jack Furst was a director of InspireHub.

On February 18, 2025, in connection with the Barna Acquisition discussed in Note 4, Business Combinations, Mr. Beck and Pearl Street Trust entered into a put option agreement with the sellers. Under the agreement, Mr. Beck and Pearl Street Trust jointly and severally agreed to purchase, upon demand, the Series A preferred units issued in the transaction at a price of $18.00 per unit. The option is exercisable during a 12-month window beginning February 18, 2028.

On March 12, 2025, in connection with the Servant Acquisition, Mr. Beck and Pearl Street Trust entered into put option agreements with two of the sellers. Under the agreement, Mr. Beck and Pearl Street Trust agreed to purchase, upon demand, the Series A preferred units received at a price of $18.00 per share during a 12-month exercise window beginning July 1, 2027.

Leases

The Company entered into two operating leases for the occupancy of office space in two separate building complexes in Boulder, Colorado, with an entity that is controlled by a member of management. The Company has evaluated the relationship with these related parties and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship with the related party other than the leases. The leases both commenced on January 1, 2023, both having a term of three years with two three-year extension options. Upon the commencement of each extension term, the base rent shall be adjusted to reflect any percentage increase in the Consumer Price Index since the preceding reference index date. Following each such extension, the number of remaining extension terms shall be reduced accordingly, or eliminated if none remain. On both properties, the Company pays rent, real estate taxes, insurance, and operating expenses related to maintenance and operating costs that arise from the use of the property.

On January 2, 2024, the Company acquired 100% of the equity ownership of Outreach Media, Inc. As part of this transaction, the Company acquired two operating leases for the occupancy of office and warehouse spaces in Colorado Springs, Colorado, each with entities controlled by a member of the subsidiary’s management. In addition to the lease arrangements, the leasing entity and the subsidiary are parties to a related-party loan arrangement, as further described in the “Outreach Note” section above. The leases both commenced on January 2, 2024, both having a term of seven years with no extension options. On one of the properties, the Company pays operating expenses related to maintenance and operating costs that arise from the use of the property. Additionally, the Company recognized an asset on both of the leases related to the fair value of the below-market component included in the acquired leases. The Company has determined that the leases are both operating leases.

On May 31, 2025, the Company completed the acquisition of Midwestern Interactive, LLC. In connection with this acquisition, the Company assumed four operating leases for the occupancy of office space with an entity owned by Midwestern’s chief executive officer. Each of the leases has a remaining term of five years. The Company has determined that the leases are operating leases.

Operating lease cost related to these related party leases recognized for the year ended January 31, 2025 and the nine months ended October 31, 2025 was $1.0 million and $0.6 million, respectively. The operating lease cost was allocated to General and administrative in the condensed consolidated statements of operations. The related party operating lease right-of-use assets as of January 31, 2025 and October 31, 2025 were $3.6 million and $4.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the related party lease liabilities as of January 31, 2025, were $0.5 million and $3.1 million, respectively, and were recognized within the current and non-current lease liability in the condensed consolidated balance sheets. The current and long-term portions of the related party lease liabilities as of October 31, 2025, were $0.7 million and $3.8 million, respectively, and were recognized within the current and non-current lease liability in the condensed consolidated balance sheets.

Revenue and Revenue-Sharing Arrangements

In addition, the Company entered into a revenue-sharing agreement with one of its equity method investees. Under this agreement, the Company provides sales support services, marketing and other services to the end-customer. The Company generated revenues under this agreement of $0.8 million for the nine months ended October 31, 2024. The revenues associated with this agreement were immaterial for the nine months ended October 31, 2025.

Vendor Agreements

During the nine months ended October 31, 2025, the Company incurred expenses of $1.6 million in connection with strategic and executive consulting services provided under vendor agreements with a related party. The Company did not incur any expenses associated with these services during the three months ended October 31, 2025 and three months ended and nine months ended October 31, 2024. These services were rendered by an entity that is controlled by the chief executive officer of the Company.

On February 1, 2025, the Company entered into a services agreement pursuant to which a related party will provide strategic consulting and advisory services in exchange for an option to purchase 111,111 common units of Gloo Holdings, LLC at an exercise price of $18.00 per unit. The units subject to the option vest in equal monthly installments over a four-year period, contingent upon the continued provision of services. The services are being provided by an entity wholly owned and controlled by Bobby Gruenewald.

During the nine months ended October 31, 2025, the Company incurred expenses of $2.1 million in connection with engineering staffing services received from one of its equity method investees. During the three months and nine months ended October 31, 2024, the Company incurred expenses of $0.5 and $1.3 million in connection with these services received from one of its equity method investees, respectively. The Company did not incur any expenses associates with these services during the three months ended October 31, 2025. These services supported the development, maintenance, and enhancement of the Company’s AI platform.

Other Transactions

During the three months and nine months ended October 31, 2025, one of the Company’s subsidiaries generated revenue of $0.1 million and $0.6 million, respectively, for services rendered to YouVersion, an entity in which a member of the Company’s board of directors is also the chief executive officer.

During the three months and nine months ended October 31, 2025, one of the Company’s subsidiaries generated revenue of $0.8 million and $2.2 million, respectively, in connection with services provided to Come and See, an entity of which the chairman of its board is one of the subsidiary’s board members.

18.
Net Loss Per Unit Available to Members of Gloo Holdings, LLC

The following table sets forth the computation of basic and diluted net loss per unit available to members of Gloo Holdings, LLC:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands, except unit and per unit data)
Numerator:
Net loss attributable to members of Gloo Holdings, LLC	$(38,049)	$(13,626)	$(107,799)	$(41,020)
Less: Undeclared cumulative dividends on Series A Preferred Units	5,581	5,071	16,465	15,079
Less: Deemed dividend for conversion of Member Advance	6,700	—	7,400	—
Net loss available to common members of Gloo Holdings, LLC basic and diluted	$(50,330)	$(18,697)	$(131,664)	$(56,099)
Denominator:
Weighted average number of common units outstanding, basic and diluted	8,282,512	7,769,167	8,239,088	7,643,420
Net loss per unit attributable to common members of Gloo Holdings, LLC, basic and diluted	$(6.08)	$(2.41)	$(15.98)	$(7.34)

The following potentially dilutive outstanding securities were excluded from the computation of diluted loss per unit available to common members of Gloo Holdings, LLC because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Options	4,382,153	3,216,595	4,382,153	3,216,595
Warrants	199,999	761,333	199,999	761,333
Exchangeable Shares	197,663	—	197,663	—
Senior Secured Convertible Notes (1)	22,217,670	—	22,217,670	—
Series A preferred units	38,523,781	36,532,207	38,523,781	36,532,207
Total	65,521,266	40,510,135	65,521,266	40,510,135

(1)
The number of potentially-dilutive securities for the Senior Secured Convertible Notes was calculated using the IPO price of $8.00 per share. The Senior Secured Convertible Notes convert at the lesser of (i) 80% of the IPO price per share or (ii) $30.00 a share.
19.
Segment Reporting

The Company operates as a single operating segment, the Gloo segment, consistent with how its CODM, Co-Founder and CEO, Scott Beck, reviews financial information and allocates resources. The Company primarily derives its revenue within the United States by providing a breadth of products, services and solutions to the faith-based ecosystem.

The CODM uses revenue, operating expenses, and net loss as reported in the Company’s condensed consolidated statements of operations to identify underlying trends in the performance of its business, make comparisons with the financial performance of its competitors, and determine how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Gloo segment, and therefore, such information is not repeated in this disclosure.

The following table presents the significant expenses and other segment items of the Gloo segment, as regularly reviewed by its CODM:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands)
Revenue	$32,552	$6,123	$61,027	$16,720
Less:
Cost of revenue (exclusive of depreciation and amortization)	24,847	4,938	45,815	14,332
Depreciation and amortization	2,846	1,949	8,046	5,560
Hosting and software	1,890	715	4,084	2,097
Insurance	88	49	205	141
Maintenance and equipment	392	101	734	213
Outside services	606	810	3,297	3,112
Payroll and benefits	17,985	7,990	46,248	22,883
Professional services	1,177	622	4,666	1,428
Rent and utilities	1,144	367	2,569	1,159
Advertising and marketing	2,416	1,404	6,298	3,359
Travel and entertainment	923	326	2,930	979
Other operating expenses, net	4,931	(435)	9,281	1,042
Other segment expense (1)	12,334	913	36,938	1,435
Net loss	$(39,027)	$(13,626)	$(110,084)	$(41,020)

(1)
Other segment items primarily include interest expense; other income (expense), net; and income tax (expense) benefit as reported in its condensed consolidated statements of operations.

Major Customers

For the nine months ended October 31, 2025 and 2024, no customer represented more than 10% of total revenue.

The following table sets forth the percentage of accounts receivable, net from the Company’s largest customers that exceed 10% of its total accounts receivable, net as of October 31, 2025 and 2024:

	October 31,
	2025	2024
Customer A	*	10%
Customer B	15%	*

* Customer did not represent 10% or more of accounts receivable, net during the respective period

20.
Subsequent Events

The Company has identified the following subsequent events.

IPO, Corporate Reorganization, and Notes Conversion

On November 19, 2025, Gloo Holdings, LLC completed a series of transactions pursuant to which Gloo Holdings, LLC became a wholly owned subsidiary of Gloo Holdings, Inc., a Delaware corporation, and the members of Gloo Holdings, LLC immediately prior to the consummation of the merger became holders of shares of Class B common stock of Gloo Holdings, Inc. (the “Corporate Reorganization”). The purpose of the Corporate Reorganization was to change the Company’s legal structure so that the entity issuing Class A common stock to the public would be a corporation rather than a limited liability company, thereby ensuring that both existing members of Gloo Holdings, LLC and new investors would hold Class A common stock or Class B common stock of Gloo Holdings, Inc., instead of equity interests in a limited liability company. To effect the Corporate Reorganization, Gloo Holdings, Inc. formed a wholly owned Delaware limited liability company (the “Merger Sub”), and merged Merger Sub with and into Gloo Holdings, LLC, with Gloo Holdings, LLC surviving as a wholly owned subsidiary of Gloo Holdings, Inc. and Gloo Holdings, Inc. becoming the sole managing member of Gloo Holdings, LLC.

As part of the Corporate Reorganization, Gloo Holdings, Inc. issued (i) 38,822,616 shares of Class B common stock in exchange for 116,468,006 Series A preferred units of Gloo Holdings, LLC, including 896,506 shares issued to and held by consolidated subsidiaries of the Company; (ii) 8,345,221 shares of Class B common stock in exchange for 25,035,689 common units of Gloo Holdings, LLC; and (iii) 29,649 restricted shares of Class B common stock in exchange for 7,490,000 profit units of Gloo Incentives, LLC. Restricted shares of Class B common stock issued are subject to transfer restrictions and forfeiture provisions that are consistent with the original time-based vesting conditions of the underlying awards that converted.

On November 20, 2025, Gloo Holdings, Inc. completed its IPO, issuing 9,784,688 shares of its Class A common stock, inclusive of 684,688 shares issued for the partial exercise of the underwriters’ option, at the original public offering price of $8.00 per share and receiving net proceeds of $72.3 million, after underwriting discounts and expenses of $5.5 million and $0.5 million, respectively. Upon completion of the IPO, approximately $6.1 million of deferred offering costs will be reclassified into stockholders’ equity as a reduction of the IPO proceeds.

On November 20, following the closing of the Company’s IPO, an aggregate of $143.1 million of outstanding principal and accrued interest owed under the Senior Secured Convertible Notes was converted to Class B common stock, resulting in the issuance of an aggregate of 22,363,700 shares of Class B common stock, based on a conversion price of $6.40 per share, which is the lesser of (i) 80% of the IPO price or (ii) $30.00, as set forth in the Amended NPA.

Equity Incentive Plans (the 2025 and 2014 Plans)

In October 2025, the Board approved the Gloo Holdings, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes the issuance of equity-based awards and became effective immediately prior to the effectiveness of the IPO registration statement. This plan supersedes the previous Gloo Holdings, LLC Membership Unit Option Plan (the “2014 Plan”), which permitted the issuance of unit options, as the 2014 Plan was terminated in connection with the adoption of the 2025 Plan. While no new awards will be granted under the 2014 Plan, the 2014 Plan will continue to govern the terms of the outstanding options granted under the 2014 Plan.

The Board approved a share reserve of 13,357,842 shares of Class A common stock, plus a number of shares of Class A common stock equal to the number of shares subject to awards granted under the 2014 Plan. If any of the shares pursuant to awards granted under the 2014 Plan, on or after the IPO registration date, expire or are otherwise terminated, withheld to cover exercise prices or tax withholding, forfeited, or repurchased due to failure to vest, the share reserve will automatically increase the shares of Class A common stock under the 2025 Plan, up to a maximum of 4,356,272 additional shares of Class A common stock. Thus, any lapse in outstanding options under 2014 Plan will increase the number of shares of Class A common stock available under the 2025 Plan. Additionally, the 2025 Plan also provides for an automatic annual increase of shares of Class A common stock beginning with fiscal year 2026.

Employee Stock Purchase Plan

The Board also approved the 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount through payroll deductions and includes an initial reserve of 500,000 shares of Class A common stock and an automatic annual increase of shares of Class A common stock beginning with the first fiscal year following the fiscal year in which the first enrollment date (if any) occurs.

Option Assumption and Repricing

Immediately prior to the IPO, the Company assumed all options originally issued under the 2014 Plan. Each outstanding option was converted into an option to acquire shares of Class B common stock using the three-for-one exchange ratio applied in the Corporate Reorganization. The Board also approved a repricing of such options with an exercise price per share, as adjusted for the Reverse Split, greater than the IPO price of $8.00 per share to an exercise price per share of $8.00, with all other award terms remaining unchanged.

Warrants and Exchangeable Shares

Following the Corporate Reorganization, the Company issued replacement warrants to purchase an aggregate of 199,999 shares of Class B common stock to holders of the Warrants issued in connection with the Senior Secured Notes of Gloo Holdings, LLC; and approved a letter agreement providing for the Exchangeable Shares to be exchangeable for 197,663 shares of Class B common stock of Gloo Holdings, Inc.

Make-Whole Option Grants

In connection with the Company’s IPO, the Board granted “make-whole” option grants under the 2025 Plan to employees of the Company holding profit units in Gloo Incentives, LLC. These profits interests converted into 2,467,017 shares of Class B common stock. A portion of the issued shares are restricted shares associated with unvested profit units. These restricted shares are subject to certain transfer restrictions and forfeiture provisions under the 2025 Plan and the vesting conditions of the “make whole” option grants are consistent with the original time-based vesting conditions of the profit units awards to which the option grants relate.

Corporate Governance and Director Compensation

In preparation for becoming a public company, the Board adopted various governance and compliance policies, including the Insider Trading Policy, Whistleblower Policy, Global Anti-Corruption Policy, Corporate Governance Guidelines, Related-Person Transactions Policy, and External Communications Policy. The Board also adopted an Outside Director Compensation Policy, which becomes effective upon the IPO and provides for annual cash retainers and eligibility of all types of awards under 2025 Equity Incentive Plan (excluding incentive stock options) for non-employee directors. The Board further constituted its audit, compensation, and nominating and corporate governance committees and appointed independent directors and executive officers consistent with applicable public-company requirements.

Acquisitions

On August 30, 2025, the Company entered into a securities purchase agreement (the “Original XRI SPA”) to acquire all outstanding equity interests in XRI Global, Inc. (“XRI”), a language-technology company that supports low-resource and long-tail languages through dataset development, machine translation, and speech and text models, and which partners with faith-based, public health, and education organizations to extend technology access in underserved communities. The contractual purchase price per the Original XRI SPA was approximately $4.1 million, comprised of cash and Series A preferred units of Gloo Holdings, Inc., pending final valuation reports and subject to adjustments for indebtedness and net working capital. On November 19, 2025, the Company executed an amendment to the Original XRI SPA (the Original XRI SPA and its amendment, the “Amended XRI SPA”), which primarily changed the contractual purchase price. Under the Amended XRI SPA, the Company agreed to transfer 346,244 shares of Class A common stock of Gloo Holdings, Inc, to the sellers of XRI, in lieu of Series A preferred units, and net closing cash consideration of approximately $1.3 million. The transaction closed on November 19, 2025.

On December 15, 2025, the Company entered into an agreement and plan of merger (the “Westfall Agreement”) to acquire all of the outstanding equity interests of Westfall Group, Inc. (“Westfall”), a leader in major donor engagement, which owns and operates Westfall Gold, Inc., Brain Trust Creative, and Parable Talent. The acquisition will expand Gloo's portfolio of services in one of the most critical areas for the faith and flourishing ecosystem: building sustainable, mission-aligned funding models. As part of the merger consideration, the Company anticipates issuing approximately one million shares of its Class A common stock at the closing of the transaction. The transaction is expected to close in the fourth quarter of fiscal 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Gloo Holdings, LLC and its consolidated subsidiaries collectively before the Corporate Reorganization and to Gloo Holdings Inc. and its consolidated subsidiaries after the Corporate Reorganization. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our final prospectus for the initial public offering of our Class A common stock dated November 18, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on November 19, 2025 (the “Prospectus”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the Corporate Reorganization or the completion of the IPO and are not necessarily indicative of the results that may be expected for any period in the future. For additional information, see the sections titled “—Recent Developments—Corporate Reorganization” and “—Initial Public Offering.”

Overview

Gloo’s mission is to build the leading technology platform for the faith and flourishing ecosystem. Our purpose is to shape technology as a force for good, so people can flourish and communities can thrive. This is grounded in our belief that relationships catalyze growth, and when technology is used to serve relationships, it transforms lives. There are two primary stakeholders at the core of the faith and flourishing ecosystem, network capability providers (NCPs) and the churches and frontline organizations (CFLs) they serve.

NCPs play an enabling role in the faith and flourishing vertical by equipping CFLs with products and services so CFLs can focus on their mission. These products and services include technology solutions, content, marketing services and donor services. CFLs serve as the heart of the faith and flourishing ecosystem, and include churches, ministries, nonprofits and service organizations, providing worship, educational programs, community outreach efforts and other social services support.

We have established a platform that connects NCPs and CFLs and facilitates sales of products and services between the two groups. Through our platform, CFLs gain access to curated resources and NCPs benefit from targeted distribution of their products and services to members of the ecosystem. The Gloo platform includes a suite of technology, marketplace, advertising and service solutions offered directly by us and by our wholly owned or consolidated subsidiaries, which we refer to as Gloo Capital Partners.

We generate revenue from NCPs through sales of enterprise subscriptions to outsourced technology, artificial intelligence (AI) capabilities and advertising (all of which we account for as platform revenue), as well as platform solutions. We generate platform revenue from CFLs through sales of subscriptions to communication tools, content libraries, data insights and AI capabilities, as well as through transactions on our and Gloo Capital Partners’ e-commerce marketplaces, including Outreach, Inc., our largest online marketplace.

We generate four types of revenue (the first three of which we account for as platform revenue): (1) subscriptions, (2) marketplace, (3) advertising and (4) platform solutions.

Recent Developments

Corporate Reorganization

The results of operations discussed in this report include those of Gloo Holdings, LLC prior to the completion of the Corporate Reorganization. As a result, the unaudited condensed consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of, or during, the periods presented or of what our future results of operations are likely to be. For additional information, see Note 20, Subsequent Events, to Gloo Holding, LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Initial Public Offering

On November 19, 2025, our registration statement on Form S-1 (File No. 333-290930) became effective under Section 8(a) of the Securities Act of 1933, as amended (the “Securities Act”), and our Class A common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker “GLOO” on November 19, 2025. As a result, our unaudited condensed consolidated financial statements as of October 31, 2025 do not reflect the impact of the IPO. For additional information, see Note 20, Subsequent Events, to Gloo Holding, LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Additionally, upon completion of the IPO, the Senior Secured Convertible Notes were automatically converted into shares of Gloo Holdings, Inc.’s Class B common stock. For additional information, see Note 20, Subsequent Events, to Gloo Holding, LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisitions

On August 30, 2025, the Company entered into a securities purchase agreement (the “Original XRI SPA”) to acquire all outstanding equity interests in XRI Global, Inc. (“XRI”), a language-technology company that supports low-resource and long-tail languages through dataset development, machine translation, and speech and text models, and which partners with faith-based, public health, and education organizations to extend technology access in underserved communities. On November 19, 2025, the Company executed an amendment to the Original XRI SPA (the Original XRI SPA and its amendment, the “Amended XRI SPA”), which primarily changed the contractual purchase price. Under the Amended XRI SPA, the Company agreed to transfer 346,244 shares of Class A common stock of Gloo Holdings, Inc, to the sellers of XRI, in lieu of Series A preferred units, and net closing cash consideration of approximately $1.3 million. The contractual purchase price under the Amended XRI SPA is approximately $4.1 million, comprised of cash and common units of Gloo Holdings, Inc. The transaction closed on November 19, 2025.

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled “Risk Factors.” If we are unable to address these challenges, our business and operating results could be adversely affected.

Completing and Integrating Acquisitions and Investments to Expand Our Reach

We intend to continue to pursue strategic acquisitions and investments to enhance our capabilities, expand distribution and increase the value of our platform. Our acquisition and investment strategy is focused on mission-aligned companies with strong recurring and re-occurring revenue, high engagement among faith and flourishing organizations and differentiated products or solutions. We believe future acquisitions and investments are important to our ability to grow revenue because they allow us to enhance product offerings, deepen the faith and flourishing ecosystem engagement and drive scalable change for NCPs and CFLs. Our ability to efficiently and effectively identify, complete and integrate acquisitions and investments will impact whether and how quickly our expected operational and financial benefits are achieved.

In connection with our acquisitions of Visitor Reach and Midwestern, we granted the counterparties contractual rights to repurchase a portion of the business interests that we acquired, subject to certain conditions and over specified periods. If any such repurchase rights are exercised, we may be required to unwind part or all of a completed acquisition or divest all or a portion of a completed investment, on terms that may not be favorable to us, which could result in the loss of strategic or core assets or future revenue streams. The exercise of these repurchase rights may also require us to deconsolidate such entities from our consolidated financial statements, which would adversely affect our financial condition, results of operations and prospects. For example, if all repurchase rights outstanding as of January 31, 2025 were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $0.2 million, or 0.8%, of our fiscal 2024 revenue and $0.1 million, or an immaterial percent, of our fiscal 2024 net loss. If all repurchase rights outstanding as of October 31, 2025 were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $7.4 million, or 12.2%, of our revenue and $5.0 million, or 4.5%, of our net loss for the nine months ended October 31, 2025.

The exercise of repurchase rights may also lead to other financial and operational disruption and require us to restructure our operations or write down previously recognized goodwill or intangible assets. Moreover, the existence of repurchase rights may affect our ability to integrate acquired businesses and reduce the certainty of long-term ownership, which could adversely affect our ability to realize the benefits of these acquisitions and investments. Although we may enter into similar repurchase right arrangements in connection with future acquisitions and investments, we have historically maintained strong commercial relationships with the counterparties holding such rights, which we believe mitigates the associated risks.

Expanding AI Capabilities for the Faith and Flourishing Ecosystem

We are developing Gloo AI, a vertical-specific faith and flourishing-based AI. Our AI infrastructure and how we embed our AI capabilities into our products and the products of Gloo Capital Partners are designed to enable new applications for engagement, data insights and content creation to serve NCPs, publishers, content creators, denominations, donor platforms and developers. Several of our existing products are AI-native tools that incorporate AI from the beginning of their lifecycle, while many of our Gloo Capital Partners are still early in their AI adoption with AI powering a small but growing number of their current products and services. Our ability to realize returns on our investment in Gloo AI will depend on a number of factors, including our ability to successfully develop and market our AI capabilities, the effectiveness and pricing of these capabilities and our ability to differentiate these capabilities from competitive offerings.

Cross-Selling and Upselling of Brands

We are focused on cross selling and upselling the brands of Gloo Capital Partners to our customer base. At times, different Gloo Capital Partners serve the same customers and we believe that providing bundled offerings that include our core Gloo products and the products of Gloo Capital Partners has the potential to increase our revenue. Our ability to accurately identify, market and sell value-enhancing bundles for our customers will impact the extent to which we are able to realize the potential financial benefits of cross-sell and upsell opportunities.

Retaining and Expanding Our Existing Customer Relationships

Our business model integrates both enterprise NCP sales and digital-led growth to drive platform adoption, expansion and sustainable revenue. NCPs play a pivotal role by delivering their offerings to CFLs through our platform, while also purchasing our technology, advertising services and solutions to power their own operations. Through direct engagement with NCPs, we enable access to our platform, fueling the onboarding of new offerings and driving sustained customer growth. In parallel, our self-service onboarding model empowers CFLs to independently access both free and premium tools through Gloo Workspace, which has contributed to organic growth across our platform. Gloo provides a robust distribution channel for NCPs, driving engagement, reach, and recurring revenue. Our ability to successfully anticipate the demands of our customers will impact our ability to create new products and provide new services that are adopted by our customers.

Continued Technology Innovation and Expansion of Our Platform

In addition to our investments in Gloo AI, we plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform, including the product development of Gloo Capital Partners. We are actively investing in our advertising offerings to enhance the Gloo Media Network, which provides advertising technology and marketing technology to NCPs. We expect that additional features and products will enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of customers. We intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform. Our future success is dependent on our ability to successfully develop or acquire, market, and sell existing and new products to both new and existing customers.

Non-GAAP Financial Measure

In addition to our results and measures of performance determined in accordance with U.S. GAAP, we also evaluate our operating performance based on our Adjusted EBITDA, a non-GAAP financial measure. In conjunction with our U.S. GAAP financial results, we use Adjusted EBITDA to evaluate our core operating performance, support planning and forecasting, and assess strategic opportunities. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees. Accordingly, we believe that Adjusted EBITDA may provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to this measure used by our management in their financial and operational decision making.

Adjusted EBITDA has inherent limitations because it reflects the exercise of judgment by our management about which expense items to include or exclude. Accordingly, Adjusted EBITDA may not be directly comparable to similarly titled metrics used by other companies. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation provided below, as well as our condensed consolidated financial statements and related notes included Part I, Item 1 of this report.

We define adjusted EBITDA as net loss adjusted to exclude (1) interest expense, (2) income tax expense (benefit), (3) depreciation and amortization, (4) equity-based compensation, (5) financing and restructuring costs, (6) impairment of goodwill, (7) loss (gain) from change in fair value of financial instruments, (8) loss on extinguishment of debt, (9) income (loss) from equity method investments, net, (10) interest income, and (11) other non-cash or non-routine items that are not reflective of our core operating results. The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands)
Net loss attributable to common members of Gloo Holdings, LLC	$(38,049)	$(13,626)	$(107,799)	$(41,020)
Net loss attributable to noncontrolling interests	(978)	—	(2,285)	—
Net loss	(39,027)	(13,626)	(110,084)	(41,020)
Adjusted to exclude:
Interest expense	6,390	1,779	12,393	2,854
Income tax benefit	(25)	(148)	(318)	(560)
Depreciation and amortization	2,846	1,949	8,046	5,560
Equity-based compensation	1,623	564	4,928	3,410
Loss (gain) from change in fair value of financial instruments	9,067	(538)	20,503	(758)
IPO related costs	2,251	—	3,621	—
Transaction related bonuses	732	—	732	—
Loss on extinguishment of debt	—	—	7,473	—
(Income) loss from equity method investments, net	(2,888)	164	(2,782)	437
Interest income	(178)	(337)	(310)	(519)
Adjusted EBITDA	$(19,209)	$(10,193)	$(55,798)	$(30,596)

Components of Results of Operations

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations, we may discuss the impact of the growth in certain of our revenue and expenses where such discussions would be meaningful.

Revenue

We generate four types of revenue: (1) subscriptions, (2) marketplace, (3) advertising and (4) platform solutions.

•
Subscription revenue, which is a component of platform revenue, includes access to a free and premium portfolio of subscription-based software and access to solutions through our platform. This represents the foundational layer of the Gloo platform, enabling CFLs and NCPs to communicate, organize, and operate more effectively. These offerings generate revenue primarily through monthly and annual subscriptions with NCPs.
•
Marketplace revenue, which is a component of platform revenue, represents sales through e-commerce marketplaces where CFLs discover and purchase products, such as books, banners, and other physical and digital goods that are consumed through CFL related activities such as research, curriculum, assessments, campaign support and technology services. Our largest marketplace is Outreach, a Gloo Capital Partner. Major faith holidays can result in seasonality within this revenue stream, such as increased revenue in our first and fourth fiscal quarters related to Easter and Christmas purchase volume and decreased revenue in our second fiscal quarter.
•
Advertising revenue, which is a component of platform revenue, represents fees earned for the placement of advertisements on our, and Gloo Capital Partners’ websites from third-parties that are looking to offer their products and services to mission-oriented consumers. Beginning in the second quarter of fiscal 2025, we also began providing campaign management services such as strategy and creative consulting, direct mail, email and SMS campaigns, and data and analytics, through Masterworks.

•
Platform solutions revenue represents technology development solutions and marketing services provided through Gloo Capital Partners, primarily Midwestern Interactive, Masterworks and Servant.

Operating Expenses

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) related to our platform consists primarily of software and hosting tools, salaries and wages related to employees that support the customer product, as well as customer success teams. Cost of revenue (exclusive of depreciation and amortization) related to marketplace is comprised of raw materials, finished goods, salaries and wages related to employees in the production department, as well as rent expense and overhead. Cost of revenue (exclusive of depreciation and amortization) related to advertising consists primarily of salaries and wages related to employees that support our advertising customers as well as costs related to advertising insertion technology tools. Cost of revenue (exclusive of depreciation and amortization) related to platform solutions primarily consist of salaries and wages for our professional services teams.

We expect that cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription, marketplace, advertising, and platform solutions, variations in labor costs, third-party expenses and acquisitions. For example, marketplace generally has a higher cost of revenue as a percentage of revenue compared to subscription revenue.

Product Development

Product development expense consists primarily of employee costs for our product development organization, including salaries, benefits, bonuses, and equity-based compensation. Product development expense also includes third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software, and subscription services dedicated for use by our product development organization. We expect our product development expense to increase for the foreseeable future as we continue to dedicate substantial resources to develop, improve and expand the functionality of our offerings, particularly with our expansion of our AI capabilities.

Sales and Marketing

Sales and marketing expense consists primarily of employee costs for our sales and marketing personnel, including salaries, benefits, bonuses, equity-based compensation, and sales commissions. Sales and marketing expense also includes advertising costs, travel-related expenses and costs to market and promote our offerings, direct customer acquisition costs, and costs related to conferences and events. Software and subscription services dedicated for use by our sales and marketing organization and outside services for sales and marketing purposes are also included in sales and marketing expense. Sales commissions that are incremental to obtaining a customer contract are deferred and amortized ratably over the estimated period of our relationship with that customer. We expect our sales and marketing expense will increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and expand our reach. We also anticipate that sales and marketing expense will increase in the near and medium-term as we focus our efforts to expand our brand name and presence in the marketplace.

General and Administrative

General and administrative expense consists of employee costs for our executive leadership, accounting, finance, legal, human resources, and other administrative personnel, including salaries, benefits, bonuses, and equity-based compensation. General and administrative expense also includes external legal, accounting, and other professional service fees, rent, software and subscription services dedicated for use by our general and administrative employees, and other general corporate expenses. Acquisition-related expenses are also a component of general and administrative expense. We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and because of increased costs due to becoming a publicly-traded company. As we are able to further scale our operations in the future, we expect that general and administrative expense will decrease as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization relate to intangible assets, property and equipment, and capitalized software. Depreciation and amortization will increase on an absolute dollar basis as we continue to acquire Gloo Capital Partners, resulting in additional intangible assets.

Interest Expense

Interest expense consists of coupon rate interest expense on our long-term debt, as well as amortization of deferred financing costs and discounts. Discounts typically relate to the value bifurcated from the debt host for embedded warrants and derivatives.

Income Tax (Expense) Benefit

We account for income taxes in accordance with ASC 740. ASC 740 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Income taxes are recognized for the amount of taxes payable by the company’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the condensed consolidated financial statements than for tax purposes.

Results of Operations

The following tables summarize key components of our results of operations for the periods presented. The comparability of our operating results is impacted by our business combinations and acquisitions. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Platform revenue	$19,824	$6,087	$37,065	$16,550
Platform solutions revenue	12,728	36	23,962	157
Other revenue	—	—	—	13
Total revenue	32,552	6,123	61,027	16,720
Operating expenses:			—
Cost of revenue (exclusive of depreciation and amortization) (1)	24,847	4,938	45,815	14,332
Product development (1)	6,136	3,852	16,866	9,957
Sales and marketing (1)	8,144	5,317	23,967	16,141
General and administrative (1)	17,272	2,779	39,478	10,314
Depreciation and amortization	2,846	1,949	8,046	5,560
Total operating expenses	59,245	18,835	134,172	56,304
Operating loss	(26,693)	(12,712)	(73,145)	(39,584)
Other expense (income):
Interest expense	6,390	1,779	12,393	2,854
Other expense (income), net	(210)	(343)	(330)	(537)
Loss (gain) from change in fair value of financial instruments	9,067	(538)	20,503	(758)
Loss on extinguishment of debt	—	—	7,473	—
Total other expense (income), net	15,247	898	40,039	1,559
Net loss before income taxes	(41,940)	(13,610)	(113,184)	(41,143)
Income tax benefit	25	148	318	560
Income (loss) from equity method investments, net	2,888	(164)	2,782	(437)
Net loss	(39,027)	(13,626)	(110,084)	(41,020)
Less: net loss attributable to noncontrolling interests	(978)	—	(2,285)	—
Net loss attributable to common members of Gloo Holdings, LLC	$(38,049)	$(13,626)	$(107,799)	$(41,020)

1.
Equity-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$9	$7	$27	$15
Product development	600	332	1,680	529
Sales and marketing	155	115	549	375
General and administrative	859	110	2,672	2,492
Total equity-based compensation	$1,623	$564	$4,928	$3,411

Comparison of the Three and Nine Months Ended October 31, 2025 and 2024

Revenue

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)
Revenue:
Platform revenue	$19,824	$6,087	$13,737	225.7%	$37,065	$16,550	$20,515	124.0%
Platform solutions revenue	12,728	36	12,692	N/M	23,962	157	23,805	N/M
Other revenue	—	—	—	0.0%	—	13	(13)	(100.0)%
Total revenue	$32,552	$6,123	$26,429	431.6%	$61,027	$16,720	$44,307	265.0%

* N/M = not meaningful

Total revenue increased $26.4 million, or 431.6%, and $44.3 million, or 265.0%, during the three and nine months ended October 31, 2025, respectively, as compared to the corresponding periods in 2024. The increase for the three-month period is comprised of an increase in platform revenue of $13.7 million and an increase in platform solutions revenue of $12.7 million. The increase for the nine-month period is comprised of an increase in platform solutions revenue of $23.8 million and an increase in platform revenue of $20.5 million.

The increase in platform revenue was primarily due to an increase in advertising revenue of $10.5 million and $13.8 million and increase in subscription revenue $3.0 million and $6.3 million, during the three and nine months ended October 31, 2025, respectively, compared to the corresponding periods in 2024. Advertising revenue increased as a result of the acquisition of Masterworks, contributing $10.4 million and $13.2 million during the three and nine months ended October 31, 2025, respectively. Subscription revenue increased primarily as a result of broadening our geographic and product footprint through strategic acquisitions, including Church Law & Tax, ChurchSalary and Visitor Reach.

The increase in platform solutions revenue was primarily due to an increase in infrastructure and technology development solutions and marketing services, provided through Gloo Capital Partners acquired during the three and nine months ended October 31, 2025 (i.e., Midwestern, Masterworks and Servant) of $12.7 million and $19.4 million, for the three and nine months ended October 31, 2025, respectively, as well as an increase from our Gloo360 offering, which provides technology, data and consulting services.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)
Cost of revenue (exclusive of depreciation and amortization)	$24,847	$4,938	$19,909	403.2%	$45,815	$14,332	$31,483	219.7%
Product development	6,136	3,852	2,284	59.3%	16,866	9,957	6,909	69.4%
Sales and marketing	8,144	5,317	2,827	53.2%	23,967	16,141	7,826	48.5%
General and administrative	17,272	2,779	14,493	521.5%	39,478	10,314	29,164	282.8%
Depreciation and amortization	2,846	1,949	897	46.0%	8,046	5,560	2,486	44.7%
Total operating expenses	$59,245	$18,835	$40,410	214.5%	$134,172	$56,304	$77,868	138.3%

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $19.9 million, or 403.2%, and $31.5 million, or 219.7%, during the three and nine months ended October 31, 2025, respectively, as compared to the corresponding periods in 2024. The increase in cost of revenue for the three and nine-month periods are primarily associated with the increase in advertising revenue related to the acquisition of Masterworks and increases in sales commissions and infrastructure service usage charges directly associated with the increase in platform revenue. Cost of revenue (exclusive of depreciation and amortization) decreased as a percent of revenue primarily due to the change in revenue mix earned during the comparative periods, in particular due to increases in subscription revenue and platform solutions revenue, which have higher gross margins than advertising revenue.

Product Development

Product development expense increased $2.3 million, or 59.3%, and $6.9 million, or 69.4%, during the three and nine months ended October 31, 2025, respectively, as compared to the corresponding periods in 2024. During the three and nine months ended October 31, 2025 we incurred an increase of $2.2 million and $7.2 million, respectively, primarily related to wages and benefits, inclusive of equity compensation, related to our commitment to increase our internal engineering team to support the development of Gloo AI and invest in additional features of Gloo Workspace. The increase for the nine month period ended October 31, 2025 was partially offset by a decrease in outsourced engineering costs.

Sales and Marketing

Sales and marketing expenses increased $2.8 million, or 53.2%, and $7.8 million, or 48.5%, during the three and nine months ended October 31, 2025, respectively, as compared to the corresponding periods in 2024. During the three and nine months ended October 31, 2025 we incurred an increase in compensation expense of $1.9 million and $4.3 million, respectively as we continue to invest in expanding our internal marketing team and enterprise sales team. During the three months ended October 31, 2025 our marketing team focused its efforts on advertising Gloo Workspace. During the nine months ended October 31, 2025 we incurred an increase in agency fees related to our rebranding initiatives.

General and Administrative

General and administrative expenses increased $14.5 million, or 521.5%, and $29.2 million, or 282.8%, during the three and nine months ended October 31, 2025, respectively, as compared to the corresponding periods in 2024. During the three and nine months ended October 31, 2025, personnel expenses increased $6.9 million and $13.0 million, respectively. These increases were primarily associated with the acquisition of Masterworks and increased headcount at Gloo corporate meant to streamline our corporate functions in advance of operating as a public company. We also incurred increases in acquisition transaction fees of $1.5 million and $4.0 million, professional service fees of $0.6 million and $2.8 million related to incremental financial reporting activities and $2.3 million and $3.6 million, respectively in expenses related to the IPO.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 46.0%, and $2.5 million, or 44.7%, during the three and nine months ended October 31, 2025, respectively, as compared to the corresponding periods in 2024. These increases are primarily related to an increase in intangible assets acquired through business combinations that were consummated subsequent to October 31, 2024.

Other Expense (Income)

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)
Interest expense	$6,390	$1,779	$4,611	259.2%	$12,393	$2,854	$9,539	334.2%
Other expense (income), net	(210)	(343)	133	(38.8)%	(330)	(537)	207	(38.5%)
Loss (gain) from change in fair value of financial instruments	9,067	(538)	9,605	N/M	20,503	(758)	21,261	N/M
Loss on extinguishment of debt	—	—	—	—	7,473	—	7,473	N/M
Total other expense (income), net	$15,247	$898	$14,349	N/M	$40,039	$1,559	$38,480	N/M

Interest Expense

Interest expense increased $4.6 million and $9.5 million, for the three and nine months ended October 31, 2025, respectively, compared to the corresponding periods in 2024, primarily due to an increase of $127.4 million in our net outstanding debt balances as of October 31, 2025 as compared to October 31, 2024.

Loss (Gain) from Change in Fair Value of Financial Instruments

The change in fair value of financial instruments resulted in a loss of $9.1 million and $20.5 million during the three and nine months ended October 31, 2025, compared to a gain of $0.5 million and $0.8 million during the corresponding periods in 2024. The changes are primarily the result of the exchange of certain of our Original Senior Secured Notes to Senior Secured Convertible Notes.

Loss on Extinguishment of Debt

We incurred a loss on extinguishment of debt of $7.5 million, during the nine months ended October 31, 2025, as a result of the exchange of certain of our Original Senior Secured Notes to Senior Secured Convertible Notes. No such transaction occurred during the nine months ended October 31, 2024.

Liquidity and Capital Resources

Sources and Uses of Funds

As of October 31, 2025, our primary sources of liquidity have been net proceeds from the issuance of preferred equity and long-term debt financings from a broad-based group of investors, including significant funding from our co-founder, president, and chief executive officer, Mr. Beck, and his affiliates. Our principal uses of cash have included business acquisitions, investments in equity method investees, and funding operating losses.

As of October 31, 2025, we held cash and cash equivalents of $15.1 million and had an accumulated deficit of $476.1. We incurred a net loss of $39.0 and $13.6, during the three months ended October 31, 2025 and 2024, respectively, and a net loss of $110.1 and $41.0, during the nine months ended October 31, 2025 and 2024, respectively. During the nine months ended October 31, 2025, we completed six acquisitions and acquired the remaining 56.8% of Sermons

Tech using $6.4 million in cash, net of cash acquired. Net cash used in operating activities during the nine months ended October 31, 2025 totaled $63.0 million. During the nine months ended October 31, 2024, we completed one business acquisition using $1.5 million in cash. Net cash used in operating activities during the nine months ended October 31, 2024 totaled $33.2 million.

In November 2025, we completed our IPO which resulted in aggregate net proceeds of $72.3 million, after underwriting discounts and expenses of $5.5 million and $0.5 million, respectively, inclusive of the partial exercise of the underwriters’ option to purchase additional shares. Additionally, in connection with the closing of our IPO, an aggregate of $143.1 million of outstanding principal and accrued interest owed under the Senior Secured Convertible Notes automatically converted to an aggregate of 22,363,700 shares of Class B common stock on November 20, 2025, based on a conversion price of $6.40 per share, as set forth in the Senior Secured Convertible Notes. See the section titled “Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from the IPO” included in Part II, Item 2 of this report for additional details. For additional information, see Note 20, Subsequent Events, to Gloo Holding, LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Looking ahead, management’s assessment of our ability to continue as a going concern involved evaluating its forecasted liquidity needs and overall financial condition over a period of at least 12 months from the date the financial statements are available to be issued. As part of this assessment, management considered our current financial condition, which is characterized by recurring operating losses, negative cash flows, limited liquid resources and dependence on external financing, as well as the funds required to execute our business plan over the evaluation period. Based on these factors, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date the financial statements are available to be issued.

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we may be subject to increased fixed payment obligations and could be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

The condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our consolidated cash flows for the nine months ended October 31, 2025 and 2024 as follows:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(62,954)	$(33,238)
Investing activities	(16,880)	(6,241)
Financing activities	81,633	45,728
Effect of exchange rate changes on cash and cash equivalents	(254)	—
Net increase in cash and cash equivalents	$1,546	$6,249

Operating Activities

Net cash used in operating activities was $63.0 million for the nine months ended October 31, 2025, as compared to $33.2 million for the nine months ended October 31, 2024. The increase in net cash used in operating activities is primarily attributable to a higher net loss of $69.1 million during the nine months ended October 31, 2025, partially offset by $32.2 million of net non-cash charges, inclusive of an increase in the loss from change in fair value of financial instruments of $19.7 million, a loss on extinguishment of debt of $7.5 million, an increase in depreciation and amortization of $2.5 million and an increase in equity-based compensation of $1.5 million.

Investing Activities

Net cash used in investing activities was $16.9 million for the nine months ended October 31, 2025, as compared to $6.2 million for the nine months October 31, 2024. The increase in net cash used in financing activities is primarily related to an increase of $5.6 million in investments related to capitalized software and an increase in cash paid of $4.9 million for our acquisitions.

Financing Activities

Net cash provided by financing activities was $81.6 million for the nine months ended October 31, 2025, as compared to $45.7 million for the nine months ended October 31, 2024. The increase is primarily attributable to an increase in proceeds received from the issuance of Senior Secured Convertible Notes.

Emerging Growth Company Status

As an “emerging growth company,” Section 107 of the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act for the implementation of new or revised accounting standards and as a result of this election, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the last business day of our most recently completed second fiscal quarter; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of the completion of this offering, or January 31, 2031.

Off-Balance Sheet Arrangements

We do not have nor do we enter into off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Prospectus and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended October 31, 2025, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weaknesses in our internal control over financial reporting as described below.

However, our management, including our chief executive officer and chief financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified three material weaknesses in our internal control over financial reporting relating to:

•
an ineffective information technology general control (“ITGC”) environment due to improper logical access, change management and computer operations controls within (1) certain enterprise resource planning systems (“ERPs”), (2) other third-party financial systems integrated to these ERPs and utilized for financial reporting purposes and (3) internally developed systems used for financial reporting purposes;
•
improper segregation of duties within (1) certain ERPs, (2) other third-party financial systems integrated to these ERPs and utilized for financial reporting purposes, (3) internally developed systems used for financial reporting purposes and (4) various business processes impacting financial reporting; and
•
a lack of financial close and reporting controls that are sufficiently precise, performed consistently, timely, and documented.

Management’s Plan to Remediate the Material Weaknesses

Management is devoting significant time, attention and resources to remediate the material weaknesses and strengthen its control environment. We have developed a remediation plan that includes:

•
Implementing enhanced user access controls across our ERP and other financial systems, including periodic access reviews
•
Enhancing our change management procedures to ensure that system changes are properly authorized, tested, and documented prior to deployment
•
Redesigning system roles and responsibilities to ensure adequate segregation of duties within key ERP modules, integrated third-party financial systems, and internally developed systems
•
Enhancing the precision and documentation of key review controls within the financial close process, including reconciliations, journal entry reviews, and management-level analytical procedures
•
Implementing additional supervisory reviews and validation checks over the preparation of financial statements and related disclosures

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we continue to evaluate the impact of acquisitions that we completed during the period covered by this report on its internal control over financial reporting.

We completed multiple acquisitions during the period covered by this Quarterly Report on Form 10-Q, as described in Note 4 Business Combinations. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded these acquisitions from our evaluation for the quarter ended October 31, 2025.

Limitations on the Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. We intend to continue to monitor and upgrade our controls and procedures as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective disclosure controls and internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are, and from time to time, may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. We may become involved in legal proceedings in the future, and the outcome of any such matters is inherently uncertain. If an unfavorable outcome were to occur, it could have a material impact on our business or financial results.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this report. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks occur, our business, results of operations, financial condition and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This report also includes forward-looking statements that involve risks and uncertainties. Our actual results may differ substantially from those discussed in the forward-looking statements as a result of factors that are described below and elsewhere in this report or other risks that we currently deem immaterial or that may be unknown to us.

Risks Related to Our Business and Industry

We have limited operating history and experience with scaling our platform, which makes it difficult to evaluate our business and prospects and forecast our future results.

We have limited operating history and experience with scaling our platform, which makes it difficult to evaluate our business and prospects and forecast our future results. In fiscal 2023 we generated the majority of our revenue from the He Gets Us media campaign, and in fiscal 2024 we generated the majority of our revenue from sales of products and services through Outreach, which we acquired in January 2024. For the nine months ended October 31, 2024, we generated the majority of our revenue from sales of products and services through Outreach, and for the nine months ended October 31, 2025, 32.4% and 25.4% of our revenue was generated from Masterworks and Outreach, respectively. Managing and expanding our operations is expensive and time-consuming, and our growth could be inhibited if we are unable to leverage our organization and resources effectively.

Our limited history and experience operating our current business may also negatively impact our ability to plan strategic acquisitions, investments and initiatives to further expand our business and platform offerings. In addition, existing and future operational and strategic initiatives may have long return-on-investment time-horizons. As a result, we will not be able to adequately assess the benefits of such acquisitions, investments and initiatives until we have already made substantial investments of time and capital, resulting in high opportunity costs. We are also devoting significant resources to bolstering our technology infrastructure, financial and accounting systems and controls, sales, marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage and train employees in geographically dispersed locations to service new and existing customers. We may not successfully accomplish any of these objectives in a timely manner or at all.

We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies with limited operating histories. If our assumptions regarding such risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our and our investors’ expectations and any longer-term benefits to our investors may not materialize within the timeframe we expect or at all, which could harm our business, results of operations, financial condition and prospects.

Our recent growth may not be sustainable or indicative of future performance.

Our recent growth has placed and is expected to continue to place significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

•
maintain and grow our platform offerings and user engagement;
•
manage increasingly complex business operations;

•
acquire and invest in additional NCPs;
•
sell and renew subscriptions to our platform offerings;
•
increase the number of customers on our platform, including converting free users to customers;
•
increase the number and volume of transactions on our marketplace;
•
expand our sales and marketing organization to drive our sales pipeline;
•
expand our business;
•
increase awareness of our brands;
•
continue to innovate and introduce new platform offerings;
•
maintain operational and financial systems that can support our expected growth;
•
continue to increase operational and financial systems automation to reduce reliance on manual operations; and
•
maintain and improve our technology infrastructure.

The growth and expansion of our business will require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner or at all. Our investments may not result in the growth of our business. Even if our investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to successfully execute on our business plan, respond to competitive pressures, take advantage of market opportunities, maintain the quality of our platform or satisfy customer expectations, any of which could adversely affect our business, results of operations, financial condition and prospects. You should not rely on our historical rate of growth as an indication of our future performance or the rate of growth we may experience going forward or with respect to any new offerings we may introduce.

We have a history of net losses and may not achieve profitability in the future.

We have incurred net losses since our inception, and we may not be able to achieve or maintain profitability in the future. Our expenses will likely increase in the future as we expect to invest significant additional funds to develop and expand our platform, increase our sales and marketing efforts and continue to operate as a public company, and we may not be able to increase our revenue enough to offset our increased operating expenses. Our efforts to grow our business may be more costly than we expect and may not result in increased revenue or growth in our business. We may make significant capital investments and incur recurring or new costs, and our investments may not generate sufficient returns. We may also be required to raise additional capital, which may not be available to us on favorable terms or at all. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis or at all.

If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, financial condition and prospects could be adversely affected. We may also incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications or delays, and other unknown events. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could have a material adverse effect on our business, financial condition and results of operations and cause the trading price of our Class A common stock to decline.

There is no assurance that we will be able to continue as a going concern without achieving profitable operations or raising additional capital through potential equity or debt financing transactions, which we may not be able to obtain on favorable terms or at all.

Our management assessed our current financial condition, characterized by recurring operating losses, negative cash flows, limited liquid resources and dependence on external financing, as well as the funds required to execute our business plan over the evaluation period. Based on these factors, our management has concluded there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date the financial statements are available to be issued. Because it is not possible at this time to predict the outcome of future equity placements or additional borrowings, substantial doubt remains regarding our ability to continue as a going concern during the following year.

Our ability to continue as a going concern will be dependent on ultimately achieving profitable operations or raising additional capital through potential equity or debt financing transactions or both. Additionally, our plans include, but are not limited to, generating revenue through subscriptions of our expanding technology and AI offerings, increased marketplace offerings and growing advertising services, as well as seeking external sources of liquidity. If adequate funds are not available, we may be required to delay or modify our business plans, potentially including the timing of planned capital expenditures, development and other activities, all of which, individually or in the aggregate, could have material negative consequences to us and our results of operations and business relationships. Additionally, the sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of our common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders.

If we fail to acquire new customers or the faith and flourishing ecosystem does not develop as we anticipate, our sales will not grow as quickly as expected, or at all, and our business, financial condition and results of operations will be harmed.

We believe the market for our platform is substantial. However, it is uncertain to what extent or how widespread market acceptance of our platform will be or how long such acceptance, if achieved, may be sustained. Many NCPs and CFLs have not traditionally used integrated and comprehensive platforms like ours for their specific needs. We cannot be certain that the market for our offerings will continue to develop and grow or that NCPs and CFLs will elect to use our platform over alternatives. Potential customers that have already invested substantial resources in alternatives to our platform might be reluctant to switch to our platform. If the demand for and market acceptance of our platform offerings do not increase, we might not be able to effectively grow our business.

If our existing customers and potential customers do not perceive our offerings to be beneficial, or choose not to adopt them as a result of concerns regarding privacy, cybersecurity, accessibility or other reasons, or as a result of negative incidents or experiences they encounter through our platform, or instead opt to use alternatives to our platform, then the market for the platform may not continue to grow, may grow slower than we expect or may not achieve the growth potential we expect, any of which could materially adversely affect our business, financial condition, results of operations and prospects.

If we fail to retain our customers, or our customers do not renew or extend their subscriptions or other contracts, or renew or extend on less favorable terms, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition and results of operations.

In order to continue to grow our business, it is important that our customers renew or extend their subscriptions or other contracts with us and that we expand our relationships with our existing customers. Most of our customers have no obligation to renew their subscriptions or extend their contracts with us, and they may decide not to do so at the same prices and on the same terms or at all. Additionally, some of our customers may terminate their relationship with us for convenience. It is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced growth in the number of customers, but we do not know whether we will continue to achieve similar growth or achieve any growth at all. Our ability to retain customers and expand our offerings with them may decline or fluctuate as a result of a number of factors, including customers’

satisfaction with our offerings, the quality and timeliness of our customer support services, our prices, the prices and features of competing solutions, reductions in customers’ spending levels and our release of future offerings. If customers do not renew their existing subscriptions or extend their contracts with us, renew or extend on less favorable terms, or fail to expand their engagement with us, our revenue may decline or grow less quickly than anticipated, which would harm our business, financial condition and results of operations.

A decrease in charitable donations or other external funding of our customers and potential customers may result in reduced demand for our platform offerings, which could adversely affect our business, results of operations, financial condition and prospects.

Our current and potential customers include churches, ministries, foundations, nonprofit organizations and other members of the faith and flourishing ecosystem that fully or partially rely on charitable donations, grants, government aid and philanthropic contributions to fund their operations, including to pay for offerings like ours. Consequently, a significant portion of our revenue indirectly depends on the availability of such external funding. We have limited ability to influence the fundraising efforts and external funding decisions that impact our customers and potential customers, and any reduction in their ability to secure necessary funding for their operations exposes us to fluctuations in demand for our platform offerings, which could adversely affect our business, financial condition and results of operations. For example, the frequency and amounts of charitable donations may decrease from time to time as a result of deteriorating general economic conditions, changes to applicable tax laws, a sustained or significant decline in religious affiliation or participation in the faith and flourishing ecosystem, shifts in philanthropic priorities and other factors that limit available financial resources.

Failure to effectively develop and expand our sales and marketing capabilities, including reliance on product-led sales efforts, could harm our ability to increase our customer base and achieve broader market acceptance and utilization of our platform.

Our ability to increase our customer base and achieve broader market acceptance of our platform depends significantly on our ability to expand our sales and marketing organizations and deploy our resources efficiently. An important component of our growth strategy is to increase the cross-selling of our platform and services to current and future customers. However, if we are not successful in doing so, or our existing and potential customers find our additional solutions and services unnecessary or unattractive, we may not be able to increase our customer base.

In addition to expanding our direct sales force, we rely on product-led sales efforts to drive growth, where our platform is designed to attract users through self-service and organic adoption. While this strategy can reduce reliance on traditional sales methods, it poses unique challenges. Product-led efforts may have limited success if our platform does not gain sufficient visibility or resonate with prospective users, or fails to create compelling pathways for conversion into paying customers. Furthermore, product-led growth requires significant investment in continuous innovation and optimization of our platform to maintain its attractiveness and utility, which may not always yield the desired results.

We have invested, and plan to continue to invest, significant resources in expanding our sales initiatives as well as our sales force focused on identifying new strategic partners. However, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate and retain talented and effective sales personnel, or if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time.

We also dedicate significant resources to sales and marketing programs. The effectiveness and cost of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms and rules used by major search engines. These efforts will require us to invest significant financial and other resources. Our business, financial condition and results of operations will be harmed if our sales and marketing efforts, including our reliance on product-led sales strategies, do not generate significant increases in revenue.

We are subject to certain risks as a mission-driven company.

Our mission and company values are a significant part of our business strategy and who we are as a company. We believe that customers and users value our commitment to our mission. However, because we hold ourselves to such high standards, and because we believe our customers and users have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to our mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission. In certain situations, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of our existing and potential customers. We may make decisions regarding our business and platform offerings in accordance with our mission and values that may reduce our short- or medium-term results of operations if we believe those decisions are consistent with our mission and will improve the aggregate customer and user experience. Although we expect that our commitment to our mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, results of operations, financial condition and prospects.

We depend on Mr. Beck and our senior management team to operate our business, and the loss of one or more of them could adversely affect our business.

We depend on the continued services and performance of our co-founder, president and chief executive officer, Mr. Beck, as well as other members of our senior management team. Mr. Beck has been responsible for setting our strategic vision since our inception, and should he or other members of our senior management team discontinue serving us due to death, disability or any other reason, we may be significantly disadvantaged as it could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and otherwise harm our business. Their departure or the departure of other key contributors to our technology and other development efforts could adversely affect the continued growth of our business and negatively impact our financial condition and results of operations. We may have difficulty finding, or be unable to find, qualified successors to any such persons should they depart.

The failure to attract and retain additional qualified personnel could harm our business and prevent us from executing our business strategy.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. If any new hires that we make fail to work together effectively and execute our plans and strategies on a timely basis, then our business and future growth prospects could be harmed. In addition, we issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including as a result of volatility or declines in the trading price of our Class A common stock or changes in perception about our future prospects (including as valuations of companies comparable to us decline due to overall market trends, inflation and related market effects or otherwise), it may adversely affect our ability to recruit and retain highly qualified employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards, reducing the size or value of equity awards granted per employee or undertaking other efforts that may prove to be an unsuccessful retention mechanism. If we are unable to attract, integrate or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and prospects could be harmed.

If we do not continue to innovate and further develop our platform offerings, if our platform developments do not perform as anticipated or if we are not able to keep pace with technological developments, we may not remain competitive, and our business, results of operations, financial condition and prospects could be adversely affected.

We have made substantial investments in our technologies to capitalize on new and unproven business opportunities. Our future performance is dependent on continued investments in technology and our ability to innovate, enhance and introduce compelling new platform offerings for our customers and potential customers. We intend to make continued investments in these areas through hiring of highly qualified employees and ongoing technology transformation. We plan to further invest in AI-powered capabilities and leverage our unique dataset to further improve our platform offerings. If competitors introduce new offerings embodying new technologies, or if new industry standards and practices emerge, our existing technology may become obsolete. Our future success could depend on our ability to respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner. These initiatives also have a high degree of risk, as they involve unproven business strategies and technologies with which we have limited development or operating experience. The success of enhancements to existing offerings and introductions of new offerings depends on several factors, including timely completion, market introduction and market acceptance. Further, our development efforts with respect to new technologies could distract management from current operations and divert capital and other resources from other initiatives, and may not result in long-term revenue growth.

If we fail to develop, maintain and enhance our brand and reputation cost-effectively, our business, financial condition and results of operations could be adversely affected.

We believe that the brand identity, reputation and awareness of Gloo and Gloo Capital Partners is critical to our sales and marketing efforts and continued business growth. In the faith and flourishing ecosystem, our reputation and the quality of our brand are uniquely important to our business, and the faith and flourishing ecosystem is particularly susceptible to scrutiny and criticism. We also believe that maintaining and enhancing these brands are critical to maintaining and expanding our customer base. Any unfavorable publicity about our company or our management, including about the quality, stability and reliability of our platform, changes to our platform, our privacy and cybersecurity practices, litigation, employee relations, regulatory enforcement and other actions involving us, as well as the perception of us and our platform by our customers and users, even if inaccurate, could cause a loss of confidence in us and adversely affect our brand.

Additionally, widespread use of social media platforms and other forms of internet-based communication provide individuals with access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their users post, often without filters or checks on the accuracy of the content. Adverse or inaccurate information concerning us may be posted on such platforms at any time, and such posts can be amplified quickly, potentially harming our reputation, performance, prospects or business.

We also rely on the reputation of third parties affiliated with us, such as partners across the faith and flourishing ecosystem, to reflect positively on our business. Unfavorable media coverage or public controversy involving these affiliated third parties, even if we are not directly involved, may be perceived by our users and customers as reflecting poorly on us or our values. Although our acceptable use policy incorporated into our terms of service provides for express limitations on how our customers can use our platform and we reserve our right to remove content that violates our acceptable use policy, it may not always be possible to remove such content prior to it receiving unfavorable attention or publicity. Any such harm to our brand and reputation could diminish trust among our customers and users, negatively impact demand for our platform and adversely affect our business. Negative publicity involving us or affiliated third parties could also have an adverse effect on the size and engagement of our customer base and could result in decreased revenue, which could have an adverse effect on our business, financial condition and results of operations.

The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.

Our platform operates across a broad and highly fragmented market. We believe our competition primarily falls into five categories:

•
Faith-tech and general market point solutions, including providers of church management systems, communications tools and engagement platforms such as Subsplash, Ministry Brands, Planning Center and Mailchimp that compete with the Gloo Workspace communications and insights products;
•
Proprietary and custom systems, including larger ministries that build internal technology stacks that compete with our Gloo360 solutions;
•
Traditional advertising networks, including large media and marketing platforms that offer reach and audience access such as Meta and Google that compete with the Gloo Media Network;
•
Technology development solutions, including providers that compete with the platform solutions offered by our Gloo Capital Partners, Midwestern and Servant.io; and
•
Specialized and general e-commerce marketplaces, including providers of physical and digital products sold to CFLs for their operations, such as Amazon and Concordia Supply that compete with Outreach and our other e-commerce marketplaces.

Our competitors may have greater resources, broader brand recognition, deeper relationships with customers or more experience with certain technologies. If we fail to differentiate our offerings, maintain or grow our relationship with key ministry leaders and churches, or effectively adapt to evolving technology and customer preferences, we may fail to achieve widespread adoption of our platform and our business, financial condition and results of operations could be harmed.

We have been and may in the future become subject to claims, lawsuits, investigations, litigation and other proceedings that may harm our business, financial condition and results of operations.

We have from time to time been subject to claims, disputes, regulatory investigations or legal proceedings. We may in the future be subject to claims, disputes, regulatory investigations, class action, whistleblower and other litigation, and other proceedings, including those relating to intellectual property, privacy, commercial, recordings, AI-technologies, product liability, employment or the use of cookies, pixels or other tracking technology. The number and significance of any claim, dispute, investigation, litigation or other proceeding may increase as our business expands. Any such actual or threatened matter, even if unfounded, can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. In addition, the amount and timing of expenses that we may need to incur in response to any of the foregoing matters from period to period are difficult to estimate, subject to change and may harm our financial condition and results of operations. Because of the potential risks, expenses and uncertainties of any claim, dispute, regulatory investigation, litigation or other proceeding, we may choose to settle these matters even where we have meritorious claims or defenses. Any of the foregoing matters may harm our business, financial condition and results of operations.

We may require additional capital to support the growth of our business, and this capital might not be available on favorable terms or at all.

Operating and growing our business have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire or invest in complementary businesses and technologies, respond to business challenges or opportunities, develop new offerings and enhance our existing platform and technology infrastructure. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to finance unanticipated working capital requirements, develop or enhance our technological infrastructure and our existing offerings and manage costs associated with adverse market conditions or other macroeconomic factors. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. If, in the future, we aim to rely on funds raised through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage, which will expose our business to additional risks. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to payment-related risks and may incur significant losses from fraud.

We accept payments using a variety of methods, including credit card, debit card, and other third-party payment vendors, which subjects us to certain regulations and the risk of fraud, and we may in the future offer new payment options to customers that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our operating results. While we use a third party to process payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. In addition, we may become liable for fraudulent transactions and our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our operating results. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

Dependence on third-party banking relationships and regulatory compliance risks that relate to our efforts to enhance philanthropic outreach could adversely affect our business.

We intend to offer Gloo Impact, which is a product in beta that we are designing to enhance philanthropic outreach and charitable contributions by visualizing real time impact through AI generated data dashboards, escrow-like fund management and capital deployment based on verified milestones of ministry outcome. The Gloo Impact product will depend on integrations with third-party banking and financial institutions to facilitate milestone-based payments. Any disruption, termination or adverse change in these banking relationships could materially impact our ability to facilitate payments. The platform’s functionality and reliability will be directly tied to the services provided by these banking partners, and interruptions or failures in their systems could delay or prevent payments, eroding user trust and damaging our reputation. Additionally, changes in financial regulations or increased scrutiny on payment and grant-making activities could impose significant compliance costs or operational burdens. The platform will also be exposed to risks of fraud, cybersecurity breaches and unauthorized transactions, which could result in financial losses and harm our reputation. Furthermore, a lack of diversification among banking providers heightens the impact of disruptions or adverse terms imposed by any single partner.

Engagement by users on our platform and our ability to monetize our platform depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks and standards that we do not control.

We make our platform available across a variety of operating systems and through websites. We are dependent on the compatibility of our platform with popular devices, desktop and mobile operating systems, and web browsers that we do not control, such as Android and iOS. Any changes in such systems, devices or web browsers that degrade the functionality of our platform or give preferential treatment to competitive content could adversely affect usage of our platform.

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, results of operations and prospects.

We procure third-party insurance policies to cover various operations-related risks, including employment practices liability, workers’ compensation, business interruptions, errors and omissions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving offerings, we are not able to, or may not be able to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, co-insurance, self-insured retentions or deductibles for the coverage we do obtain. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self- insured retentions, co-insurance, or otherwise paid by our insurance policy. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance costs and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. The foregoing factors could adversely affect our business, financial condition, results of operations and prospects.

We are also subject to certain contractual requirements to obtain insurance. For example, some of our agreements with partners require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we may be in violation of the terms of these agreements. In addition, we are subject to local laws, rules, and regulations relating to insurance coverage which could result in proceedings or actions against us by governmental entities or others. Any failure or perceived failure by us to comply with existing or future local laws, rules and regulations, or contractual obligations relating to insurance coverage could result in proceedings or actions against us by governmental entities or others. Additionally, anticipated or future local laws, rules, and regulations relating to insurance coverage, could require additional fees and costs. Compliance with these rules and any related lawsuits, proceedings, or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs, and disrupt our business.

We are subject to risks related to the banking ecosystem, including through our bank partnership, FDIC regulations and policies, and other regulatory obligations, which could adversely affect our liquidity and financial performance.

Volatility in the banking and financial services sectors, including bank failures, may impact our bank partnership and negatively impact our business. For example, we maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits and we intend to offer access to FDIC-insured deposit products through our partnership with our bank partner, which is a member of the FDIC. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Additionally, through contractual obligations to our bank partner in connection with these programs, we are subject to risk management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by our bank partner’s federal banking regulator. Should we or our bank partner be unable to satisfy these standards, we may have to discontinue certain products or third-party relationships, and our business, financial condition and results of operations may be adversely affected.

Risks Related to Our Acquisitions and Investments

Revenues and profits generated through our acquisitions and investments may be less than anticipated, and we may fail to uncover all acquired liabilities that could result in unanticipated costs, losses, declines in profits and potential impairment charges, and for which we may not be indemnified in full.

In fiscal 2023 and fiscal 2024, we acquired or invested in, among others, Midwestern, Outreach and Visitor Reach. For additional details about those acquisitions and investments, see Note 4, Business Combinations, and Note 5, Equity Method Investments, to our audited consolidated financial statements included elsewhere in this report. During the nine months ended October 31, 2025, we acquired or invested in Barna, Carey Nieuwhof Communications, Servant, Masterworks, and the Igniter Group, and obtained control of Midwestern and Sermons Tech, thereby consolidating both Midwestern and Sermons Tech. For additional details, see Note 4, Business Combinations, and Note 5, Equity Method Investments, to our unaudited consolidated financial statements as of and for the nine months ended October 31, 2025 included elsewhere in this report. We expect to continue to pursue strategic acquisitions and investments intended to enhance and grow our platform and business. In evaluating and determining the purchase price for a prospective acquisition or investment, we estimate future revenues and profits based largely on historical financial performance and expected future contribution value to our platform. Following a transaction, the business we acquired or invested in may not perform as we expected and the anticipated benefits of the transaction, including our revenue or return on investment assumptions, may not be fully realized or at all. For example, for fiscal 2024, primarily because of delays in executing on strategic initiatives related to our Outreach acquisition consummated during fiscal 2023, we recorded a $27.8 million impairment charge to goodwill.

We perform a due diligence review of each of our acquisition and investment targets. This due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition, exposing us to potentially significant, unanticipated costs, as well as potential impairment charges. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations and risks related to collection. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. In addition, our insurance does not cover all of our potential losses, and we are subject to various self-insured retentions and deductibles under our insurance. Although we believe we have sufficient reserves for contingencies, a judgment may be rendered against us in cases in which we could be uninsured or which exceed the amounts that we currently have reserved or anticipate incurring for such matters.

If we are unable to identify attractive acquisition or investment targets, acquire or invest in them at attractive prices or successfully integrate their operations or otherwise realize their anticipated benefits, we may be unsuccessful in growing our business.

A significant portion of our growth has been driven by our acquisitions of and investments in complementary businesses and technologies that grow our platform offerings, expand our reach and strengthen valuable relationships. However, there can be no assurance that we will find attractive acquisition or investment targets in the future, that we will acquire or invest in them at attractive prices, that we will succeed at effectively managing integration into our existing operations or that such acquisitions or investments will be well received by our current and potential customers or our investors. We could also encounter higher-than-expected earn-out payments, unforeseen transaction- and integration-related costs or delays or other circumstances such as disputes with or the loss of key or other personnel from acquired businesses, challenges or delays in integrating systems or technology of acquired businesses, a deterioration in our key relationships, harm to our reputation with customers, interruptions in our business activities or unforeseen or higher-than-expected inherited liabilities. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies or the diversion of management time and attention.

In order for us to continue to grow our business through acquisitions and investments we will need to identify appropriate opportunities and acquire them at attractive prices. We may choose to pay cash, incur debt or issue equity securities to pay for any such acquisition. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The sale of equity to finance any such acquisition, or the issuance of equity to pay purchase consideration, would result in dilution to our stockholders.

Sellers in our acquisitions of Visitor Reach and Midwestern have repurchase rights during specified periods, and any exercise of such rights could adversely affect our business, financial condition and results of operations. The existence of the repurchase rights may increase the likelihood of impairment charges, complicate the overall integration process and decrease the benefits potentially realizable from investment synergies.

In connection with our acquisitions of Visitor Reach and Midwestern, we granted the counterparties contractual rights to repurchase a portion of the business interests that we acquired, subject to certain conditions and over specified periods. If any such repurchase rights are exercised, we may be required to unwind part or all of a completed acquisition or divest all or a portion of a completed investment, on terms that may not be favorable to us, which could result in the loss of strategic or core assets or future revenue streams. The exercise of these repurchase rights may also require us to deconsolidate such entities from our consolidated financial statements, which would adversely affect our financial condition, results of operations and prospects. For example, if all repurchase rights outstanding as of January 31, 2025 were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $0.2 million, or 0.8%, of our fiscal 2024 revenue and $0.1 million, or an immaterial percent, of our fiscal 2024 net loss. If all repurchase rights outstanding as of October 31, 2025 were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $7.4 million, or 12.2%, of our revenue and $5.0 million, or 4.5%, of our net loss for the nine months ended October 31, 2025.

The exercise of repurchase rights may also lead to other financial and operational disruption and require us to restructure our operations or write down previously recognized goodwill or intangible assets. Moreover, the existence of repurchase rights may affect our ability to integrate acquired businesses and reduce the certainty of long-term ownership, which could adversely affect our ability to realize the benefits of these acquisitions and investments. Such repurchase rights increase the consideration paid for acquisitions, which then may also increase the likelihood that we take impairment charges subsequent to the closing of acquisitions or investments, for example, as occurred subsequent to our acquisition of Outreach.

Sellers in certain of our prior investments have the right to require Mr. Beck and certain of his affiliates to purchase the Gloo shares received in such transaction at a given price during specified periods. If such rights are exercised and Mr. Beck chooses to sell a substantial number of the shares of Class A common stock owned by him or his affiliates to obtain funding for such purchases, the trading price of our Class A common stock could decline.

In connection with certain of our prior investments, Mr. Beck has granted sellers the right to require him and certain of his affiliates, who collectively own a significant number of our outstanding shares of common stock, to purchase the Gloo shares received in the transaction at a given price during specified periods. If any such rights are exercised, Mr. Beck and his affiliates may choose to liquidate a substantial number of our shares of Class A common stock to finance the purchase price. Any substantial sale of shares by Mr. Beck or his affiliates could cause the trading price of our Class A common stock to decline.

We may be required to acquire full ownership of Barna Holdings LLC under unfavorable terms upon the termination of an executive officer of such third-party company, which could materially adversely affect our financial condition and operating results.

In February 2025, we acquired a 49% equity interest in Barna Holdings LLC. Under the organizational documents of Barna Holdings LLC and an employment agreement with one of its executives, if such executive is terminated under certain conditions and circumstances, we may be obligated to acquire the remaining ownership interest in Barna Holdings LLC at fair market value as determined by an independent qualified appraiser. Such acquisition may occur at a time or on terms that we do not believe to be favorable to us and may require us to make a significant unplanned capital expenditure. Such acquisition could materially affect our liquidity, require us to raise additional capital and divert management attention, each of which could materially adversely affect our financial condition and results of operations.

Acquisitions and investments could divert the attention of management, disrupt our business and otherwise adversely affect our business, financial condition and results of operations.

As part of our business strategy, we have made and intend to continue to make acquisitions and investments to expand our platform offerings and grow our business in response to changing technologies and competitive pressures. Any acquisition or investment, including the integration process, requires significant time and resources that may divert the attention of our management from day-to-day operations, strain our internal resources and disrupt our business, and we may not be able to manage the process successfully. Even when acquisitions and investments are completed successfully, we may face challenges integrating the acquired business, including aligning cultures, systems, personnel, customer relationships and operational processes. If we fail to successfully integrate acquisitions or investments, our business, results of operations, financial condition and prospects could be harmed. Our strategy may change over time and future acquisitions and investments we complete could be viewed negatively by customers, users, advertisers, investors or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies.

If we cannot maintain our company culture as we grow through acquisitions and investments, our business, financial condition, results of operations and prospects may be harmed.

We believe our culture is a critical component of our success to date. Any failure to preserve our culture as we grow through acquisitions and investments could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop, we may find it difficult to maintain core values and mission alignment. If we are unable to successfully preserve our culture during periods of growth, we may experience reduced morale, lower retention rates of key personnel and decreased engagement. If we are not able to maintain our culture, we could lose the innovation, passion and dedication of our team. A failure to maintain our culture may adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Technology and Intellectual Property

Interruptions or performance problems associated with our platform and the technology we use might harm our business, financial condition and results of operations.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance and security of our technology systems and those of third parties, including data center hosting facilities, that we use in our operations. These systems may be subject to damage or interruption, including from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures and cybersecurity breaches. We believe the risk of us suffering physical- and cyber-attacks is uniquely heightened due to our close affiliation with the faith and flourishing ecosystem. Interruptions in these systems, or with the internet in general, could leave our service unavailable or degraded, or otherwise hinder our ability to deliver our platform offerings to our customers. Service interruptions, errors in our software or the unavailability of technology systems used in our operations could diminish the overall attractiveness of our platform offerings to existing and potential customers. Such systems are also vulnerable to cybersecurity breaches, including cyber-attacks such as computer viruses, denial-of-service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to obtain our data (including customer and corporate information) or technology (including digital content assets), disrupt our service or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. To date, hackers have not had a material impact on our service or systems; however, there can be no assurance that hackers may not be successful in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operation.

We depend on the ability of users and customers to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of access to our platform offerings, which would, in turn, negatively impact our business. The adoption of any laws, rules or regulations that adversely affect the use of the internet, including laws, rules, regulations or practices limiting internet neutrality, could decrease the demand for, or the usage of, our platform offerings, increase our cost of doing business and adversely affect our business, financial condition and results of operations. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. Because our customers use these services for important aspects of their organizations and ministries, any defects, delays or disruptions in service or other performance problems with our platform could hurt our reputation and damage our customers’ operations. Frequent or persistent service interruptions could cause customers to believe that our platform offerings are unreliable and undermine our operations. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, results of operations, financial condition and prospects could be harmed.

We depend on the interoperability of our platform across third-party applications and services that we do not control.

Our platform is designed to integrate with, and operate alongside, a wide range of third-party applications and services, some of which are critical to the operation of our platform. These include, for example, Amazon Web Services, Bandwidth and Stripe. As our platform expands and evolves, we may have an increasing number of integrations with other third-party applications, products and services. Third-party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with our publishers following development changes. In addition, some of our competitors or technology partners may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate. As our platform evolves, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their solutions, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive solutions or services, our business, financial condition, results of operations and prospects could be adversely affected.

We are developing new AI platform offerings and incorporating AI-technology into certain of our platform offerings, which may result in operational, financial and reputational harm and other adverse consequences to our business.

We are focused on developing AI-powered offerings on our platform and incorporating AI into existing offerings. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment, which presents regulatory, litigation, ethical, reputational, operational and financial risks. U.S. and international governmental bodies and regulators have proposed, or are in the process of developing, new laws and regulations related to the use of AI and machine learning technologies. For example, the EU Artificial Intelligence Act and the Colorado Artificial Intelligence Act regulate the development and deployment of AI technologies. The way in which regulators and governments ultimately interpret or enforce new and proposed AI regulations may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation. It may also impact our customers’ and potential customers’ demand for our AI-powered offerings.

We also expect that many of our generative AI features will include the processing of confidential information and may be subject to laws, policies, legal obligations and codes of conduct related to privacy. There is uncertainty about the extent to which privacy laws apply to AI technologies, and any delay in addressing privacy concerns relating to our AI features may result in liability or regulatory investigations and fines, as well as harm to our sales and reputation. In addition, issues relating to intellectual property rights in AI-generated content have not been fully addressed by the courts, laws or regulations. Accordingly, the use of AI technologies and the implementation of generative AI technologies into our platform offerings may result in exposure to claims related to infringement or other violation of a third party’s intellectual property rights or other third-party rights.

Furthermore, many of our AI features may rely on third-party service providers. As such, any improper processing of confidential information or personal information by these service providers could harm our reputation, business or customers, or expose us to legal liability. Any disruption or failure in our AI systems or infrastructure, or those of our third-party service providers, could result in delays or errors in our operations, which could harm our business and financial results. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Our generative AI technology features may also generate output that is misleading, insecure, inaccurate, harmful or otherwise flawed, which may harm our reputation, business or customers, or expose us to legal liability. Also, some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or actual impact on human rights, privacy, employment or other social issues, we may experience reputational harm.

New and emerging AI technologies may require additional investment in the development and maintenance of various models, approaches and processes, as well as development of protections and safeguards for the use of AI technologies, which may be expensive and could impact our financial results if we decide to further expand generative AI into our platform offerings. Likewise, the use of AI involves significant technical complexity and requires specialized expertise. The success of any enhancement or new product depends on many factors, including its relevance to our customers, timely implementation and market acceptance. If our AI-powered platform offerings fail to achieve widespread market adoption or there is a reduction in demand due to a lack of customer acceptance, technology challenges, strengthening competition, weakening economic conditions or cybersecurity or privacy concerns, our business could be harmed and our financial results could be adversely affected.

If we or our third-party service providers experience a cybersecurity breach or other incident, including any breach or incident that allows, or is perceived to allow, unauthorized access to our platform or our data, our reputation and brand, business, financial condition and results of operations could be adversely affected.

We rely on our own and our third-party service providers’ platforms, computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, disruptions of or unauthorized access to third-party IT Systems can adversely affect our business, financial condition and results of operations. If we experience difficulties in implementing new or upgraded IT Systems or experience significant failures or other disruptions of IT Systems, or if we are unable to successfully obtain or procure IT Systems or otherwise modify IT Systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better platforms than ours, which could adversely affect obtaining and retaining our customers. Any of these or other related problems could, in turn, adversely affect our business, reputation and brand, financial condition and results of operations.

We may rely on third parties when deploying, servicing or otherwise operating IT Systems, and in doing so, expose them and therefore us to security risks outside of our direct control. Specifically, certain third parties who create applications that integrate with our platform may receive, store or otherwise process our and our customers’ information, including confidential, sensitive or personal information and other information about individuals, our customers, employees, contractors and business partners (“Sensitive Information”). Our third-party service providers may fail to adequately secure their or our IT Systems or our data. Our ability to monitor our service providers’ security is limited, and, in any event, third parties may be able to circumvent those security measures. Moreover, techniques used to obtain unauthorized access to systems and networks change frequently and may not be known until launched against us or our third-party service providers.

These risks also are heightened when personnel of us or our service providers work remotely. Remote working arrangements at our company, and many of our third-party providers, increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all IT Systems and information upon which we rely.

We face numerous and evolving cybersecurity risks, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing (including on our customers and end customers), malware (including ransomware attacks), malfeasance by insiders, human or technological error, or other techniques used to obtain unauthorized access, disable or degrade services or sabotage systems, and as a result of malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems. We may be unable to detect, prevent, mitigate, remediate or otherwise respond to cybersecurity breaches or other incidents, or to avoid a material adverse impact to our IT Systems, data or business. Notwithstanding our efforts, we and our third-party service providers have failed to and may in the future fail to detect cybersecurity breaches or other incidents, including potential breaches or incidents that may compromise our IT Systems or data, and may face difficulties or delays in identifying any such breaches or incidents. Such breaches or incidents have resulted in and may in the future result in theft, loss, damage, unavailability of, or unauthorized access to or use, disclosure, modification or other processing of, our data, loss of access to our data or IT Systems or cause other business delays or disruptions.

The use of our platform involves the transmission, storage and processing of Sensitive Information. The secure processing, maintenance, transmission and storage of our Sensitive Information is critical to us, and we devote significant resources to protecting this information. We expect our management, use and storage of Sensitive Information to increase, including through the use of AI and our managed IT services. Any actual or perceived cybersecurity breach or other incident, including any unauthorized or inadvertent access to, IT Systems and any loss or unavailability of, unauthorized access to, or unauthorized use, disclosure, modification or other processing of, data, could result in regulatory investigations and other proceedings, orders and other obligations, claims, demands, litigation and other proceedings, indemnity obligations, damages, penalties, fines and incurring other costs, violations of applicable laws and regulations and other liabilities, the perception that our platform offerings are insecure and the loss of existing customers or failure to attract and retain new customers, which could have a material and adverse effect on our business, financial condition and results of operations. We also could be required to divert substantial resources to prevent further cybersecurity breaches or other incidents. We have experienced such incidents in the past, and may experience similar incidents in the future. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. We cannot be certain that our insurance coverage will be adequate for all liabilities incurred relating to any cybersecurity breach or incident, or that insurance will continue to be available to us on economically reasonable terms, if at all.

If we do not adequately maintain or protect or effectively enforce our technology or intellectual property rights, our business, financial condition and results of operations could be materially adversely affected.

We rely on a combination of trademark, trade secret and copyright protections, and contractual restrictions to protect our intellectual property rights. However, effective intellectual property rights protection is expensive to obtain and maintain, including with respect to the expenses and costs of clearing, prosecuting, registering, maintaining, defending and enforcing our intellectual property rights. Although we may incur substantial costs in protecting our technology and intellectual property, we cannot be certain that we have adequately protected or will be able to adequately protect our technology and intellectual property or that our competitors will not be able to utilize our existing technology or develop similar technology independently. Given the costs and expenses of registering and maintaining, protecting, defending and enforcing our intellectual property rights, we may choose not to register, maintain, protect, defend or enforce certain intellectual property rights that later turn out to be important. Further, we may not timely or successfully register our trademarks or otherwise secure our intellectual property rights, or timely challenge the intellectual property rights of others. Our efforts to protect, maintain or enforce our intellectual property rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition and results of operations.

Despite our efforts to protect our technology and intellectual property rights, it may be possible for third parties to obtain and use our technology and intellectual property without our consent. In addition, unauthorized parties may also independently develop technology and intellectual property similar to ours, or obtain access to our trade secrets, know-how or other technology through various methods, including through cybersecurity attacks, or reverse engineering, and our methods of protecting this technology may be inadequate. We have in the past been, and may in the future be, subject to others infringing or otherwise violating our intellectual property rights. Competitors have adopted, and may in the future adopt, trademarks similar to ours, thereby harming our ability to build brand identity and possibly leading to end-customer confusion. We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Additionally, litigation or proceedings before state and federal courts of the Unites States, the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to protect or enforce our intellectual property rights, defend our business activities and determine the validity and scope of the intellectual property rights of others.

Intellectual property infringement assertions or other assertions of violations of intellectual property rights by third parties could result in significant costs and adversely affect our business, financial condition, results of operations and reputation.

We operate in an industry with relatively frequent intellectual property disputes and litigation. Other parties have in the past asserted, and may assert in the future, that we have infringed or otherwise violated their intellectual property rights. We could be required to pay substantial damages or cease using technology, trademarks or other intellectual property or taking actions that are deemed infringing or otherwise violating third party intellectual property rights. In addition, despite our efforts to ensure that our employees, consultants, vendors and service providers do not infringe or otherwise violate the intellectual property rights of third parties in their work for us, we have in the past been, and may in the future be, subject to claims that we or our employees, consultants, vendors or service providers have inadvertently or otherwise infringed or otherwise violated a third party’s intellectual property rights. Further, we cannot predict whether claims of infringement or other violations of a third-party’s intellectual property rights would substantially adversely affect our business, financial condition and results of operations. The defense of these claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. In addition, we may be unable to meet our obligations to customers under our customer contracts or to compete effectively, and our revenue and results of operations could be adversely impacted. We may need to license intellectual property rights or technology from third parties which may require us to pay royalties or make one-time payments. We might also be obligated to indemnify our customers or other companies in connection with any such litigation and to obtain licenses, modify our technology or refund fees, which could harm our financial results. Further, an adverse outcome of any such claim may harm our brand and reputation, and require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent, trademark or copyright rights, cease use of intellectual property alleged to infringe or otherwise violate the intellectual property of others, or otherwise cease making, licensing or using technology that is alleged to infringe or otherwise violate the intellectual property rights of others, expend additional development resources to redesign our offerings, or enter into potentially unfavorable royalty or license agreements in order to obtain the necessary rights under such third party’s intellectual property rights. Royalty or licensing agreements with respect to intellectual property rights of third parties, if required, may not be available on terms favorable to us, or available at all. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, reputation, financial condition, results of operations and reputation.

Our business involves hosting, distributing and training AI models on large quantities of third-party content.

Our business involves hosting, distributing and training AI models on content supplied by others, including licensed and public datasets. Some of that content may violate a third party’s rights or a law, rule or regulation, and we could face lawsuits, liability or negative publicity for hosting or distributing such content, such as claims for fraud, defamation, libel, invasion of privacy, negligence, copyright or trademark infringement or other theories based on the nature of such information or content. Such lawsuits, liability, negative publicity or claims, with or without merit, could be costly to defend or divert the attention of our management or other personnel.

While we take steps to mitigate such risks, we cannot guarantee that those steps will be effective or sufficient to protect us from liability or to minimize our costs. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business, financial condition and results of operations. For example, we take steps to avail ourselves of the safe harbor for copyright infringement under the Digital Millennium Copyright Act of 1998 (the “DMCA”). The DMCA is intended, among other things, to reduce the liability of online service providers with respect to user-uploaded content. Under the DMCA there are safe harbors for copyright infringement available for online service providers that provide specific services, if they take certain affirmative steps as required under the DMCA. The applications and interpretations of the statutory requirements of the DMCA are evolving and may be modified by court rulings and industry practice. We therefore cannot guarantee that we will meet the safe harbor requirements of the DMCA, despite our efforts to do so. If we fail to comply with such statutory requirements or if the interpretations of the DMCA change, we may be subject to liability for copyright infringement resulting from our hosting and distribution of user-generated content.

Our platform offerings contain third-party open-source software components, and failure to comply with the terms of the underlying open source software licenses could adversely affect our business, results of operations, financial condition and prospects.

Our platform contains software modules licensed to us by third-party authors under “open source” licenses. In addition to our proprietary algorithms, we use open source large language models as the base for our fine-tuned models. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that may, depending on how the licensed software is used, modified or distributed, require that licensees make available source code for modifications or derivative works created based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to the licensee’s intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

Although we require vendors of open source software to be reviewed by our vendor management process, compliance with that policy may be inconsistent. We have not formalized the policies or procedures to monitor our use of open source software. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform offerings. From time to time, there have been claims against companies that incorporate open source software into their offerings alleging that the use of such open source software infringes upon the intellectual property rights of a third party. As a result, we could be subject to similar lawsuits by third parties with respect to our use of software that we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek licenses from third parties to continue providing our platform on terms that are costly or not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make our proprietary code generally available in source code form, any of which could adversely affect our business, financial condition or results of operations.

Risks Related to Regulation and Taxation

Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale and delivery of services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy, cybersecurity, pricing, content, copyrights, distribution, mobile and telecommunications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer and business financial products, insurance products, consumer protection, payroll compliance, the design and operation of websites and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our platform could harm our ability to offer, or negatively affect contractor demand for, our platform, which could impact our revenue, impair our ability to expand our platform and service offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. Additionally, various federal, state and foreign labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other laws and regulations. The number and type of laws applicable to us and our workforce will grow as our remote workforce increases. Significant additional laws or regulations, or our failure to comply with any laws and regulations that now, or could in the future, apply to our business could materially adversely affect our business, financial condition, results of operations and prospects. In addition, changes in regulations could negatively impact the business environment for the industry we operate in. Laws and regulations are rapidly evolving and may change significantly in the future.

If we fail or are alleged to fail to comply with privacy or cybersecurity laws, regulations and other obligations, our business, financial condition, results of operations and reputation could be materially adversely affected.

We receive, collect, store, use and otherwise process personal information and other confidential or proprietary data, for numerous purposes, including legal, marketing and other business-related purposes. Depending on various factors, including the nature of the information and the relationship with our users, we may act as either a data controller or business, or a data processor or service provider, each of which carries distinct legal and regulatory commitments under applicable privacy laws. As a data controller or business, we are directly responsible for determining the purposes and means of processing personal information, which subjects us to stringent requirements, including regarding privacy, transparency and accountability. Conversely, when we act as a data processor or service provider on behalf of our clients, we are obligated to process personal information in accordance with their instructions and applicable contractual terms and privacy laws.

We are subject to laws, regulations and other obligations that govern privacy and cybersecurity, including with respect to marketing, consumer protection and our collection, storage, sharing, use, disclosure, protection, sale and other processing of personal information. The regulatory framework for privacy and cybersecurity may be subject to new or differing interpretations, inconsistent, or conflicting with, other obligations, and is expected to remain rapidly evolving and to increase our compliance costs and liability exposure.

Many of these laws, regulations and other obligations impose differing obligations depending on whether we are acting as a data controller or business, or a data processor or service provider. For example, as a data controller or business, we are required to meet obligations around obtaining data subject consents, enabling individuals to exercise their rights under applicable laws, and ensuring data accuracy. As a data processor or service provider, our primary obligations focus on implementing appropriate security measures, following the instructions of the data controller or business and assisting the controller or business in meeting its own compliance requirements. These dual roles increase the complexity of our compliance efforts and the potential for liability in the event of a breach or regulatory violation.

In the United States, privacy and cybersecurity laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”) and other state and federal laws relating to privacy and cybersecurity. The CCPA requires covered companies to make certain disclosures to California consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information to third parties, and provides a private right of action and statutory damages for data breaches. The California Privacy Rights Act of 2020 (the “CPRA”), which took effect on January 1, 2023, amended the CCPA by imposing additional requirements, including granting California residents the ability to limit the use of their Sensitive Information, imposing penalties for violations concerning California residents under the age of 16, and establishing the California Privacy Protection Agency to implement and enforce the law. While the CPRA regulations introduced more stringent requirements, many of these regulations remain incomplete or subject to legal challenges, creating significant uncertainty and compliance challenges.

The enactment of the CCPA has spurred a wave of similar legislative developments in other states, resulting in a complex patchwork of overlapping but sometimes differing privacy laws. For example, Virginia, Colorado, Utah and Connecticut have enacted general privacy laws that became effective in 2023; Florida, Montana, Oregon and Texas have enacted privacy laws that became effective in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have enacted privacy laws that became effective in 2025; and Indiana, Kentucky and Rhode Island have enacted privacy laws that become effective in 2026. Each of these laws imposes unique compliance requirements and creates additional challenges for maintaining consistency across jurisdictions. At the federal level, there is ongoing discussion about the possibility of comprehensive privacy legislation. However, no uniform standard has been enacted, and state-level activity continues to shape the regulatory landscape. The evolving nature of privacy and cybersecurity laws increases our compliance costs and potential liability as we navigate variations in requirements across jurisdictions.

Additionally, the Department of Justice recently issued a final rule that took effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China (and other designated countries). These rules also may broadly require us to extract promises from business partners that they will not transfer data we share with them onward to parties linked to countries of concern.

We are also subject to a variety of industry standards, contractual and other obligations, such as self-regulatory guidelines, that govern our privacy and cybersecurity practices. These obligations require us to, for example, implement opt-out mechanisms, provide detailed disclosures and adhere to principles such as transparency and accountability. Failure to comply or to meet industry expectations with respect to these obligations could result in regulatory investigations, negative publicity, private litigation or other proceedings, which could adversely impact our reputation, increase costs and damage our business.

As we expand our operations and data-related solutions, the scrutiny on our data collection, use, sharing and processing practices may increase. Future laws and regulations could impose additional restrictions on data processing, including requirements for explicit consent, limitations on data retention or increased data subject rights. These changes may require us to redesign our platform, increase compliance costs or limit our ability to collect and use data, potentially reducing demand for our offerings. Additionally, as we continue to expand and develop new products and services, we may face challenges in uniformly applying compliance standards, particularly as requirements evolve or as certain legacy systems and processes are integrated into our broader platform. Any failure to fully implement or apply these standards across our offerings could result in increased compliance costs, reputational harm, loss of customer trust, regulatory scrutiny or legal liability, which could adversely affect our business, financial condition and results of operations.

While we have implemented measures designed to address privacy and cybersecurity laws, regulations and other obligations, we may, or may be perceived to have, not done so consistently across all our products and services. For instance, while we have completed a SOC 2 Type II audit, the scope of the system for this certification does not incorporate all of our products and services. This limitation may expose us to risks if customers or regulators expect all our offerings to meet the standards set forth in the certification or if gaps in compliance across different products create vulnerabilities.

Compliance with privacy and cybersecurity laws, regulations and other obligations is, and is likely to remain, uncertain for the foreseeable future. We cannot guarantee that we have been or will in the future be fully compliant with such laws, regulations and other obligations in every jurisdiction. Complying with these laws, regulations or other obligations may require us to modify our platform offerings, incur substantial compliance, technical and operational costs, modify our practices and restrict our business operations. Any failure or perceived failure to comply with these laws, regulations and other obligations relating to privacy or cybersecurity, including our own privacy policies, may result in regulatory investigations or enforcement actions, litigation (including individual or class action lawsuits), claims or public statements against us by consumer advocacy groups or others, and could result in significant monetary liability, fines, penalties, loss of customers, reputational harm and loss of goodwill and trust, which could have a material and adverse effect on our business, financial condition, results of operations and reputation.

Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, export controls, trade and economic sanctions and similar laws, could subject us to penalties and other adverse consequences.

Failure to comply with anti-bribery, anti-corruption, anti-money laundering, export controls, trade and economic sanctions, and similar laws could subject us to penalties and other adverse consequences. We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other federal, state and local laws that address anti-bribery, anti-corruption and anti-money laundering. If we expand internationally, we may become subject to the anti-corruption, anti-bribery and anti-money laundering laws of other countries. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

If we pursue international expansion, our risks under these laws may increase as we, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we will have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

In some cases, our solutions may be subject to U.S. and foreign export controls, trade and economic sanctions and import laws and regulations. Governmental regulation related to the import or export of our solutions or our failure to obtain any required import or export authorization for our solutions, when applicable, could harm future international sales and adversely affect our revenue. U.S. export control laws and trade and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions without government authorization. In addition, various foreign governments may also impose controls, export license requirements, and/or restrictions that could be applicable to our solutions. If we fail to comply with export and import regulations and such trade and economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Compliance with applicable regulatory requirements regarding the export of our solutions may create delays in the introduction of our solutions in international markets or, in some cases, prevent the export of our solutions to some countries altogether. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or products targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export our solutions to, existing or potential customers with international operations. Any decreased use of our platform offerings or limitation on our ability to export or sell our offerings could adversely affect our business, financial condition and results of operations.

Any allegations or violation of the FCPA or other applicable anti-bribery or anti-corruption laws, anti-money laundering laws or export controls and trade and economic sanctions could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations and prospects. Responding to any investigation or action could result in significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA, export control or trade and economic sanctions violations committed by companies in which we invest or that we acquire. As a general matter, investigations, enforcement actions and sanctions could harm our reputation, business, financial condition and results of operations.

We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2024 and 2025, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

As a result of becoming a public company, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. To date, we have had limited financial and accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. In connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2024 and 2025, we have identified material weaknesses in our internal control over financial reporting that could adversely affect our ability to accurately and timely report our financial results.

Specifically, we have identified deficiencies in our information technology general control (“ITGC”) environment, including deficiencies related to logical access and segregation of duties. These deficiencies exist within (1) certain enterprise resource planning systems (“ERPs”), (2) third-party financial systems that are integrated with these ERPs and are used in our financial reporting processes and (3) internally developed systems. Improper logical access management in these systems may increase the risk of unauthorized access to critical financial data, while inadequate segregation of duties could result in inappropriate or undetected changes to financial systems and data.

Additionally, we identified insufficient documentation supporting the performance and effectiveness of certain control activities related to the financial close and reporting process. This includes the lack of timely execution of reviews and inadequate evidence of review procedures, which diminishes our ability to demonstrate that controls operated effectively throughout the reporting period.

We are in the process of implementing remediation plans to address these material weaknesses, including enhancements to our ITGC environment, improvements to segregation of duties and strengthening documentation and execution of our financial reporting controls. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and make changes management determines to be appropriate. We cannot assure you that the measures we implement will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others, individually and in the aggregate, could result in errors in our financial statements that may not be prevented or detected on a timely basis, potentially leading to a material misstatement, resulting in a restatement of financial statements, causing us to fail to timely meet our reporting obligations or causing investors to lose confidence in our reported financial information, which could cause a decline in the trading price of our Class A common stock and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities.

When we cease to be an “emerging growth company” as defined under the JOBS Act, our auditors will be required to express an opinion on the effectiveness of our internal controls, unless we are then eligible for any other exemption from such requirement. At such time, our independent registered public accounting firm may issue a report that is adverse, which would occur in the event we have a material weakness in our internal control over financial reporting. If new material weaknesses are identified in our internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

We engage in the solicitation of charitable contributions on behalf of nonprofit organizations from time to time, and as a result we are subject to regulatory, reputational and financial risks.

Many jurisdictions, both at the federal and state level, impose strict regulations on entities that engage in the solicitation of charitable funds on behalf of nonprofit organizations, including strict state-specific registration requirements. Any failure to maintain compliance with these laws and regulations could result in fines, enforcement actions or reputational damage. Organizations like ours that solicit and receive charitable contributions may be exploited and expose us to heightened money laundering risks and subject us to liability under applicable anti-money laundering laws. While we maintain stringent and comprehensive efforts to screen and monitor charitable contributions, there can be no assurance that these controls will be effective. Our success depends on the trust we maintain with our customers, and any failure to comply with the foregoing regulations could severely harm our brand and reputation and materially adversely affect our business.

Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment and use of estimates include the fair value of assets acquired and liabilities assumed in acquisitions and investments. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Our ability to use our net operating losses and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of January 31, 2025, the Company had approximately $1.3 million and $1.2 million of federal and state net operating loss carryforwards (“NOLs”), respectively. All of these NOLs carryforward indefinitely. The amount of federal NOLs arising in taxable years beginning after December 31, 2017, that we are permitted to deduct in a taxable year is limited to 80% of our federal taxable income in each such year to which the NOLs are applied. Similar limitations may apply to our state NOLs. Utilization of our NOLs and certain other tax attributes depends on many factors, including us attaining profitability, which cannot be assured. Due to our cumulative losses, we have recorded a full valuation allowance against our NOLs as of October 31, 2025.

In addition, our ability to utilize our federal NOLs and certain other tax attributes, may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). These limitations apply if we experience an “ownership change,” which generally occurs if one or more stockholders who own at least 5% of our stock increase their ownership (by value) by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state and local tax laws.

If we have undergone ownership changes, or if we undergo an ownership change in the future, our ability to use our pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the use of our state

NOLs. Future changes in our stock ownership, some of which may be outside of our control, may result in an ownership change under these rules.

There is a risk that due to changes in tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise become unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

Our results of operations may be harmed if we are required to collect or pay sales or other taxes in jurisdictions where we have not historically done so.

The application of federal, state, local and foreign tax laws to services provided electronically is evolving. In particular, the applicability of sales and use taxes and other taxes, such as gross receipts, excise, digital service and telecom taxes, to our platform in various jurisdictions is unclear, and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit sales tax and other taxes in the United States. It is possible, however, that we could face sales tax or other tax audits and that our liability for these taxes could exceed our estimates as tax authorities in the United States or other jurisdictions could still assert that we are obligated to collect additional tax amounts from our paying customers and remit those taxes to those authorities. We could also be subject to audits in states and foreign jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities for past sales, discourage organizations from using our platform or otherwise harm our business, financial condition and results of operations.

Further, one or more state or other tax authorities could seek to impose additional sales, use, telecommunications tax or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state or other authorities to compel us to collect and remit sales tax, use tax, telecommunication tax or other taxes, either retroactively, prospectively or both, may harm our business, financial condition and results of operations.

Changes in tax laws and regulations could adversely affect our business, financial condition and results of operations.

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and foreign governments. New income, sales, use, digital service or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on July 4, 2025, the United States enacted new U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act. We are currently evaluating the full impact of this legislation on us. The introduction of new, or changes to existing, tax laws could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and prospective customers may elect not to purchase our offerings in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers and our compliance, operating and other costs, as well as the costs of our offerings. Further, these events could decrease the capital we have available to operate our business. Any or all of these events may harm our business, financial condition and results of operations.

If we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. We may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. An increase in our tax liabilities could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which may harm us and our results of operations.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•
presentation of only two years of audited financial statements and related financial disclosure;
•
exemption from the requirement to have our registered independent public accounting firm attest to management’s assessment of our internal control over financial reporting;
•
exemption from compliance with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements;
•
reduced disclosure about our executive compensation arrangements; and
•
exemption from the requirement to hold non-binding advisory votes on executive compensation or golden parachute arrangements.

We could continue to be an emerging growth company for up to five years until as late as January 31, 2031. Our status as an emerging growth company will end as soon as any of the following takes place:

•
the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;
•
the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•
December 31, 2030, which is the last day of the fiscal year ending after the fifth anniversary of the completion of the IPO.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies unless it otherwise irrevocably elects not to avail itself of this exemption. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” because our annual revenue was less than $100 million during the year ended January 31, 2025. We may continue to be a smaller reporting company in any given fiscal year if either (1) the market value of our common stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter of such fiscal year or (2) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter of such fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies and smaller reporting companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile and may decline.

We continue to incur increased costs and demands upon management as a public company, which could adversely affect our business, financial condition and results of operations.

As a newly public company, we are incurring substantial legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. Our management and other personnel will need to continue to devote a substantial amount of time to compliance with these requirements and we expect these rules and regulations to continue to substantially increase our legal and financial compliance costs. For example, we expect complying with these rules and regulations to make it more expensive for us to maintain director and officer liability insurance, and, in the future, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, particularly to serve on our audit committee and compensation committee, or as our executive officers. In addition, we have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In that regard, although we have already hired additional employees to assist us in complying with these requirements, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this report and in our other Exchange Act filings, our business and financial condition are visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations. These costs and demands upon management could adversely affect our business, financial condition and results of operations.

We may face challenges in closing our books and preparing timely and accurate financial reports, which could adversely impact our business, investor confidence and our ability to meet SEC reporting obligations.

We have experienced significant growth in recent years through both organic expansion and a series of strategic acquisitions. As we continue to scale our operations, integrate multiple acquired businesses and expand our geographic and product footprint, we face increasing complexity in our financial reporting environment. Our recent acquisitions require integration of financial systems, controls, accounting policies and personnel. These rapid developments place significant demands on our finance, accounting and internal controls functions. Given the pace of our growth and acquisitions, there is a risk that we may not be able to timely or accurately close our books, integrate acquired entities or produce consolidated financial statements in accordance with U.S. GAAP or SEC requirements. This may result in delayed filings with the SEC, the restatement of previously issued financial statements or deficiencies in our internal control over financial reporting. Any of these outcomes could harm our reputation, trigger penalties or enforcement actions from the SEC, delay or impair our ability to access capital markets and reduce investor confidence in our company and financial reporting.

Risks Related to Ownership of Our Class A Common Stock

Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates control a significant portion of the voting power of our outstanding capital stock and this limits our other stockholders’ ability to influence or direct the outcome of key corporate actions and transactions, including a change in control.

Our Class A common stock entitles each holder to one vote per share. Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates hold shares of Class B common stock that are entitled to ten votes per share.

As of December 18, 2025, the shares beneficially owned by Mr. Beck represent approximately 46% of the aggregate voting power of our outstanding common stock. As a result, for the foreseeable future, Mr. Beck will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major transaction requiring stockholder approval. Mr. Beck may have interests that differ from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interest. The concentration of influence will limit or preclude our other stockholders’ ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing or deterring a change in control of our company, could deprive holders of Class A common stock of an opportunity to receive a premium for Class A common stock as part of a sale of our company and could negatively affect the trading price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock.

Additionally, future transfers by holders of our Class B common stock will generally result in those shares converting into our Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares in the long term. As a result, it is possible that one or more holders of our Class B common stock, including Mr. Beck, could gain significant influence or majority control as other holders of our Class B common stock sell or otherwise convert their shares into our Class A common stock. In addition, the conversion of our Class B common stock into our Class A common stock will dilute holders of our Class A common stock in terms of their voting power within our Class A common stock.

Our quarterly results might fluctuate and if we fail to meet the expectations of analysts or investors, the trading price of our Class A common stock could decline substantially.

Our quarterly financial results might fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who might follow our stock, the price of our Class A common stock could decline substantially. Some of the important factors that might cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•
our ability to attract new customers and retain and increase sales to existing customers;
•
the timing and size of new customer subscriptions and other agreements, renewals or cancellations;
•
changes in customer budgets or priorities, particularly within mission-driven organizations that may be subject to significant shifts in funding or leadership based on various factors outside of our control;
•
the variability in demand from CFLs, which can influence our revenue directly or indirectly from NCPs;
•
the timing and size of our acquisitions and investments;
•
the number of new employees added;
•
the amount and timing of our equity-based compensation expenses;
•
the productivity of our sales force;
•
the amount and timing of operating expenses and capital expenditures that we may incur to grow and expand our operations;
•
the development and introduction of new offerings by us or our competitors;
•
significant cybersecurity breaches, technical difficulties or interruptions in the availability of our platform;
•
the timing of customer payments and payment defaults by customers;
•
general economic conditions that might harm either our customers’ ability or willingness to expand their usage of our platform, delay a prospective customer’s purchasing decision or affect customer retention;
•
impact of applicable tax laws, rules and regulations;
•
the impact of new accounting pronouncements; and
•
our ability to navigate reputational risks related to the faith-based nature of our business.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our revenue, operating results and cash flows to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue, operating results and cash flows might not be an indication of future performance. If our operating or financial results fall below the expectations of investors or analysts, the trading price of our Class A common stock could decline, potentially significantly.

The trading price of our Class A common stock might be volatile or might decline regardless of our operating performance, resulting in substantial losses for investors.

The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•
price and volume fluctuations in the overall stock market from time to time;
•
sales of shares of our Class A common stock by us or our stockholders;
•
the recruitment or departure of key personnel;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
rumors and market speculation involving us or other companies in our industry;
•
fluctuations in the trading volume of our shares or the size of our public float;
•
actual or anticipated changes or fluctuations in our results of operations;
•
actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•
failure of securities analysts to maintain coverage of us, changes in actual or future expectations of investors or securities analysts or our failure to meet these estimates or the expectations of investors;
•
litigation involving us, our industry or both;
•
governmental or regulatory actions or audits;
•
regulatory or legal developments in the United States and other countries;
•
general economic conditions and trends;
•
announcement or expectation of additional financing efforts;
•
expiration of lock-up agreements or other restrictions on the sale or disposition of our securities; and
•
changes in accounting standards, policies, guidelines, interpretations or principles.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have an adverse impact on the trading price of our Class A common stock.

In addition, in the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Substantial future sales of shares of our Class A common stock, or the perception that such sales may occur, could cause the trading price of our Class A common stock to decline.

The trading price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

The dual-class structure of our common stock may adversely affect the trading market for our Class A common stock.

Certain stock index providers have excluded companies with multiple classes of shares of common stock from being added to certain stock indices. Accordingly, the dual-class structure of our common stock makes us ineligible for inclusion in indices with such restrictions and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. In addition, several stockholder advisory firms and large institutional investors have been critical of the use of multi-class structures. Such stockholder advisory firms may publish negative commentary about our corporate governance practices or our capital structure, which may dissuade large institutional investors from purchasing shares of our Class A common stock. These actions could make our Class A common stock less attractive to other investors and may result in a less active trading market for our Class A common stock.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they adversely change their recommendations regarding our Class A common stock, the trading price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more securities analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If few securities analysts cover us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which in turn could cause the price and trading volume of our Class A common stock to decline.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. If we acquire or make investments in complementary companies, products or technologies, we may issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

We do not intend to pay dividends on our Class A common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our businesses. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. As a result, stockholders must rely on appreciation in the price of our Class A common stock for a return on their investment. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our current indebtedness. In addition, our ability to pay dividends may be restricted by the terms of any future incurrence of debt.

Delaware law and provisions in our certificate of incorporation and bylaws might delay, discourage or prevent a change in control of our company or changes in our management, thereby depressing the trading price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult or delay or prevent changes in control of our management. Among other things, these provisions:

•
provide for a dual class common stock structure, with differing voting rights;
•
permit our board of directors to issue shares of preferred stock, with any powers, rights, preferences and privileges as they may designate;
•
provide that the authorized number of directors may be changed only by resolution of the board of directors;
•
provide that all vacancies and newly created directorships, may, except as otherwise required by law, our governing documents or resolution of our board of directors, and subject to the rights of holders of our preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, provided that vacancies occurring on our board of directors created by the removal of a director by the stockholders may also be filled by a vote of the stockholders if, at the time of such action to fill such vacancy, there is a holder of shares of Class B common stock that has voting control over at least a majority of the voting power of our outstanding shares of capital stock;
•
divide our board of directors into three classes, each of which stands for election once every three years;
•
for so long as our board of directors is classified, and subject to the rights of holders of our preferred stock, provide that a director may only be removed from the board of directors by the stockholders for cause;
•
require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent, provided that at any time that a holder of shares of Class B common stock has voting control over at least a majority of the voting power of our outstanding shares of capital stock, any action required or permitted to be taken by our stockholders may be taken by written consent in accordance with the DGCL as long as our board of directors has first recommended or approved such action or our board of directors and secretary have been provided with at least 30 days’ prior written notice of such action;
•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also meet specific requirements as to the form and content of a stockholder’s notice;
•
not provide for cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose); and
•
provide that special meetings of our stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or president, or a holder of shares of Class B common stock that has voting control over at least a majority of the voting power of our outstanding shares of capital stock.

These provisions, alone or together, could delay, discourage or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for, as to each of (1) through (4) above, any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination). This provision does not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder.

Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such dispute, as well as resolving such action in other jurisdictions, all of which could harm our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Corporate Reorganization Transactions

On November 19, 2025, as part of the Corporate Reorganization, we issued (1) 38,822,616 shares of Class B common stock in exchange for 116,468,006 Series A preferred units of Gloo Holdings, LLC; (2) 8,345,221 shares of our Class

B common stock in exchange for 25,035,689 common units of Gloo Holdings, LLC; and (3) 29,649 shares of our Class B common stock in exchange for 7,490,000 incentive units of Gloo Incentives, LLC.

These issuances that were part of the Corporate Reorganization were exempt from registration in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

XRI Transaction

On November 19, 2025, we issued 346,244 shares of our Class A common stock to XRI Global, Inc. (“XRI”), pursuant to a securities purchase agreement by and among the Company, Gloo Holdings, LLC, XRI and Daniel Wilson dated August 30, 2025, as amended on November 19, 2025.

This issuance was exempt from registration in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Notes Conversion

In connection with the closing of our IPO, the Senior Secured Convertible Notes automatically converted into shares of Class B common stock. Pursuant to the terms of the Senior Secured Convertible Notes, all outstanding accrued and unpaid interest owed under the Senior Secured Convertible Notes was to convert into Class B common stock immediately prior to the closing of the IPO. An aggregate of $143.1 million of outstanding principal and accrued interest under the A&R Senior Secured Note was converted to Class B common stock on November 20, 2025, resulting in the issuance of an aggregate of 22,363,700 shares of our Class B common stock, based on a conversion price of $6.40 per share, as set forth in the Senior Secured Convertible Notes.

These issuances that were part of the Corporate Reorganization were exempt from registration in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Equity Plan-Related Issuances

On November 18, 2025, we granted stock options to purchase an aggregate of 7,649,678 shares of our Class A common stock to certain directors, executive officers, employees and other service providers under our 2025 Equity Incentive Plan, at an exercise price of $8.00 per share.

These equity plan-related issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

Use of Proceeds from the IPO

On November 18, 2025, the Registration Statement on Form S-1 (File No. 333-290930) for our IPO (the “Registration Statement”) became effective, pursuant to which we sold an aggregate of 9,784,688 shares of Class A common stock, including the exercise of the underwriters’ option to purchase 684,688 additional shares (the “Option Closing”), in each case at a public offering price of $8.00 per share. Roth Capital Partners, LLC acted as representative for the underwriters in the IPO. Upon completion of the IPO on November 20, 2025, we received net proceeds of $67.2 million, after deducting underwriting discounts and commissions of $5.1 million and underwriting offering expenses of $0.5 million. Upon completion of the Option Closing, we received net proceeds of $5.1 million, after deducting underwriting discounts and commissions of $0.4 million. No other payments for such offering expenses were made directly or indirectly to (1) any of our officers or directors or their associates, (2) any persons owning 10% or more of any class of our equity securities or (3) any of our affiliates. The offering commenced on November 19, 2025 and terminated after the sale of all shares registered pursuant to the Registration Statement.

There has been no material change in our planned use of the net proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended October 31, 2025, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gloo Holdings, Inc.				X
3.2	Amended and Restated Bylaws of Gloo Holdings, Inc.				X
4.1	Form of Amended and Restated Unit Warrant	S-1	333-290930	10/17/2025
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1	333-290930	10/17/2025
10.2+	2025 Equity Incentive Plan and related form agreements	S-1/A	333-290930	10/30/2025
10.3+	2025 Employee Stock Purchase Plan and related form agreements	S-1/A	333-290930	10/30/2025
10.4+	Gloo Holdings, LLC Membership Unit Option Plan and related form agreements	S-1	333-290930	10/17/2025
10.5+	Executive Incentive Compensation Plan	S-1	333-290930	10/17/2025
10.6+	Outside Director Compensation Policy	S-1/A	333-290930	10/30/2025
10.7+	Confirmatory Employment Letter by and between the registrant and Scott Beck	S-1/A	333-290930	10/30/2025
10.8+	Confirmatory Employment Letter by and between the registrant and Patrick Gelsinger	S-1/A	333-290930	10/30/2025
10.9+	Confirmatory Employment Letter by and between the registrant and Paul Seamon	S-1/A	333-290930	10/30/2025
10.10+	Confirmatory Employment Letter by and between the registrant and Matthew Gotschall	S-1/A	333-290930	10/30/2025
10.11+	Executive Change in Control and Severance Plan	S-1	333-290930	10/17/2025
10.12	Securities Purchase Agreement among Gloo Holdings, LLC, Flourish Holdings, Inc., Midwestern Interactive, LLC and Matthew S. Johnson, dated as of January 3, 2025	S-1	333-290930	10/17/2025
10.13	Note Purchase Agreement among Gloo Holdings, LLC, and certain parties thereto, dated as of April 23, 2024, as amended January 3, 2025	S-1	333-290930	10/17/2025
10.14	Amended and Restated Note Purchase Agreement among Gloo Holdings, LLC, and certain parties thereto, dated as of June 23, 2025	S-1	333-290930	10/17/2025
10.15	First Amendment to Amended and Restated Note Purchase Agreement among Gloo Holdings, LLC and certain parties thereto, dated as of September 5, 2025	S-1	333-290930	10/17/2025

10.16	Omnibus Amendment to Amended and Restated Note Purchase Agreement and Secured Promissory Notes, dated as of October 23, 2025	S-1/A	333-290930	10/30/2025
10.17	Form of Amended and Restated Secured Promissory Note	S-1/A	333-290930	10/30/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

+ Indicates management contract or compensatory plan.

* The certification attached as Exhibit 32.1 that accompanies this report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Gloo Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOO HOLDINGS, INC.

Date: December 23, 2025	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2025	By:	/s/ Paul Seamon
Paul Seamon
Chief Financial Officer
(Principal Financial Officer)