Form 10-K
period 2026-01-31
Gloo Holdings, Inc.
filed 2026-04-15
CIK 2069785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42964

GLOO HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	39-2250711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
831 Pearl Street Boulder, Colorado	80302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 381-2645

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	GLOO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant's Class A common stock on November 20, 2025, as reported by the Nasdaq Global Select Market on such date, was approximately $76.1 million. The Registrant has elected to use November 20, 2025, which was the closing date of its initial public offering of Class A common stock, as the calculation date because on July 31, 2025 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately held company. Shares of the Registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of the Registrant’s Class A common stock outstanding as of April 10, 2026 was 11,405,352 and the number of shares of the Registrant’s Class B common stock outstanding as of April 10, 2026 was 69,465,772.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2026.

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
•
We may require additional capital to support the growth of our business, and such capital might not be available on favorable terms or at all.
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
•
Sellers in our acquisitions of Visitor Reach, LLC (Visitor Reach) and Midwestern Interactive, LLC (Midwestern) have repurchase rights during specified periods, and any exercise of such rights could adversely affect our business, financial condition and results of operations. The existence of the repurchase rights may increase the likelihood of an impairment charge, complicate the overall integration process and decrease the benefits potentially realizable from investment synergies.
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
•
We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, and these material weaknesses continued to exist as of January 31, 2026. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•
Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates control a significant portion of the voting power of our outstanding capital stock and this limits other stockholders’ ability to influence or direct the outcome of key corporate actions and transactions, including a change in control.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Unless expressly indicated or the context suggests otherwise, references to: “Gloo,” “we,” “us” and “our” refer to (1) Gloo Holdings, LLC and its consolidated subsidiaries prior to the consummation of the Corporate Reorganization described in Note 18, Stockholders' Equity and Members' Deficit to the Gloo Holdings, Inc. consolidated financial statements included in Part II, Item 8 of this report, and (2) Gloo Holdings, Inc. and its consolidated subsidiaries, including Gloo Holdings, LLC, after the consummation of the Corporate Reorganization.

PART I

Item 1. Business.

Overview

Gloo exists because we believe that the faith and flourishing ecosystem—among the oldest, largest and most resilient ecosystems in the world—must be connected to thrive. Our mission is to build the leading technology platform and AI infrastructure serving this ecosystem, which remains highly fragmented and materially underserved by modern technology.

At the center of the faith and flourishing ecosystem are two interconnected groups: churches and frontline organizations (CFLs), which serve communities directly, and network capability providers (NCPs), which equip the CFLs with the tools, resources and infrastructure they need to succeed. In the U.S. alone, there are estimated to be over 415,000 Christian organizations, including over 315,000 Christian congregations leading mission-driven and nonprofit work in their communities, collectively addressing some of society’s most pressing social challenges.

Given the scale and importance of this fragmented ecosystem, we believe there is a significant opportunity to build the core technology infrastructure that enables CFLs and NCPs to operate more effectively, reach more people, increase their impact and facilitate more efficient exchange across the ecosystem. Our strategy is to address this opportunity through two core and reinforcing platform capabilities: Powering Tech and Powering Reach. By Powering Tech we help our customers modernize their technology systems, data and workflows through a trusted, AI-enabled technology platform. By Powering Reach we help our customers expand awareness, deepen engagement and increase donor support through differentiated media, marketing, fundraising and data capabilities.

Gloo's platform strategy is underpinned by our growing leadership in Applied AI for the faith and flourishing ecosystem. We are leveraging advances in agentic AI, foundational models and services from leading AI providers, and innovations developed across our platform to apply AI to the real operations and mission-critical activities of churches, ministries and nonprofits. We believe these capabilities must be deployed in ways that protect theological integrity, strengthen relational ministry and advance human flourishing.

As part of this strategy, Gloo is taking on more of the work our customers have historically performed internally in situations where AI can now improve or execute those functions more effectively. In these engagements, we assume responsibility for certain technology operations, modernize underlying systems and workflows, and apply tailored agentic AI solutions to improve outcomes, lower costs and increase efficiency for customers, while also creating higher-margin and more durable revenue streams for Gloo. Supported by forward-deployed engineering resources working closely with customers, this model positions us to expand beyond traditional software spend into the significantly larger labor budgets that support operational execution across the faith and flourishing ecosystem.

According to a 2016 analysis conducted by the Interdisciplinary Journal of Research on Religion, the faith sector, including all religions of which Christianity is the largest in America, contributes approximately $1.2 trillion to the United States economy each year, reflecting its far-reaching role in communities, employment, services and civic life. According to Kentley Insights, faith-based organizations of all religions generated over $265 billion in revenue in 2025, up 8.2% from $245 billion in revenue in 2024. The significant majority of this economic activity is driven by donations, which sit at the financial center of the faith and flourishing ecosystem and powers the generosity that funds mission-driven work. This makes donor development a core capability within the ecosystem. As organizations face increasing pressure to fundraise more effectively, the need for integrated technology, marketing services and expertise becomes even more critical. These needs, coupled with the scale and economic value of this ecosystem, create a substantial market opportunity—one that is uniquely addressed by Gloo.

Our customer momentum is a strong early signal that our model is working. We have more than 20 customers with annual contract values above $1 million, demonstrating that the Gloo Platform is delivering the technology, services and AI-enabled capabilities the ecosystem increasingly needs. This traction reflects growing customer confidence in our differentiated approach and reinforces our leadership in Applied AI as a driver of deeper relationships, larger engagements and sustained growth.

The Gloo Platform

Gloo's platform is built around two core ecosystem needs: modernizing technology and expanding reach, engagement and donor support. Through Powering Tech and Powering Reach, and strengthened by our leadership in Applied AI, we are positioned to serve both.

The following sections describe the principal solutions within each capability area and the distinct customer segments and use cases they serve across the ecosystem.

Powering Tech

Gloo delivers a trusted, AI-powered technology platform that helps our customers modernize core systems, unify data, improve workflows and operate more effectively. With agentic capabilities bringing efficiencies and cost savings, our customers have more time and resources to focus on their mission.

Our platform is available to customers across the faith and flourishing ecosystem, from the smallest church to the largest faith-based institution. In addition, we are increasingly able to provide solutions to a broader secular market through strategic acquisitions, such as our acquisitions of Midwestern and Enterprisemarketdesk (expected to close in the second quarter of fiscal 2026).

We also leverage our platform internally, allowing us to benefit directly from the same efficiencies and workflow improvements we deliver to our customers.

Powering Tech Solutions

•
Gloo 360 is a subscription-based offering for NCPs designed to modernize, operate and transform core IT infrastructure. It brings together applications, workflows and services on shared AI infrastructure and a common data foundation, enabling customers to improve efficiency, strengthen system integration and accelerate digital transformation. A key differentiator of Gloo 360 is Gloo’s use of forward-deployed engineering talent, which works directly with customers to help build AI-enabled organizations and position them to benefit from AI-enabled workflows over time.
•
Gloo Workspace is a subscription-based offering for CFLs. It includes a suite of AI-powered tools that equip customers to create content, communicate with their congregations and extend their ministry. It includes three core products: Content Studio, Communications and Ministry Chat, which together help churches produce and distribute content, reach people through personalized SMS and email outreach and provide congregants with trusted, on-demand answers through an AI assistant trained on the church's own content. As one of Gloo’s primary subscription relationships with churches and other CFLs, Gloo Workspace helps customers operate more effectively and increase their missional impact.

Powering Tech also includes Platform Solutions delivered through Gloo 360 as well as through Midwestern and Servant, which are among our consolidated subsidiaries that we refer to as Gloo Capital Partners. These offerings include services-based and project-oriented engagements that help customers implement technology, modernize workflows and advance digital transformation initiatives. A key component of these engagements is Gloo’s use of forward-deployed engineering talent, which is directly embedded into customer teams and strategies to implement solutions, support execution and help build AI-enabled organizations.

Powering Reach

Gloo also offers the Gloo Media Network, a full-service platform to help organizations expand awareness, deepen engagement and increase donor support. Through our Gloo Capital Partners, Masterworks and Westfall Group, we provide end-to-end donor engagement capabilities spanning awareness, acquisition, cultivation, stewardship and long-term giving. These capabilities are further strengthened through another Gloo Capital Partner, Barna, whose research and insights help inform strategy, messaging and campaign effectiveness.

A key differentiator is Masterworks’ proprietary media inventory developed specifically for Christian audiences, which enables faith-based organizations to reach audiences in trusted environments where their messages are contextually relevant. This inventory also provides a differentiated channel for select secular advertisers seeking to engage these audiences in an authentic and effective manner.

Powering Reach Solutions

Advertising and marketing offerings within Powering Reach are delivered through our Gloo Capital Partners, including Masterworks, Westfall Group, Barna and Outreach. These offerings help customers expand awareness, strengthen engagement and grow donor support through a combination of media execution, fundraising strategy, audience development and research driven insight.

•
Masterworks provides donor media and campaign execution capabilities.
•
Westfall provides major donor engagement, events and fundraising services.
•
Barna provides research and insights that improve targeting, messaging and effectiveness.
•
Outreach provides a marketplace offering that serves churches and other CFLs by connecting them with curated physical and digital products, resources and services tailored to the faith and flourishing ecosystem.

Like Powering Tech, Powering Reach also includes Platform Solutions, which are delivered through Masterworks and related services engagements. In an Applied AI world, we believe these offerings represent a significant growth opportunity for Gloo as organizations increasingly seek trusted partners to apply data, automation and AI-enabled workflows to donor engagement, media execution and campaign strategy.

Applied AI

AI is a foundational capability across our platform and an important driver of innovation, efficiency and differentiation. We define Applied AI as the use of AI in workflows, operations and mission-critical activities across the faith and flourishing ecosystem. In this context, agentic AI, together with values-aligned AI provides the foundation for a trusted framework designed to support safe, appropriate and theologically aligned deployment while strengthening relational ministry and advancing human flourishing.

Our Applied AI strategy is focused on three areas: building the core AI capabilities the ecosystem needs, embedding AI across our solutions and helping both customers and Gloo itself deploy AI agents and transition toward more agentic operating models. We believe these priorities will strengthen our platform, enhance customer outcomes and reinforce our leadership position in Applied AI for the faith and flourishing ecosystem.

We believe delivering Applied AI begins with providing the core capabilities needed to embed AI into the workflows and systems used by ministries, churches, nonprofits and other ecosystem participants. These capabilities include four foundational components:

•
Agents – intended to assist with tasks, workflows and operational activities across a range of organizational contexts, and over time, supported by a library of reusable agents designed for common functions across Gloo's platform and among NCPs.
•
Values-aligned AI – intended to support trust, theological integrity and human flourishing.
•
Unified data infrastructure – which Gloo believes is essential to meaningful AI deployment and is designed to reconcile and unify organizational, content and marketing data into a trusted foundation for AI-enabled applications.
•
Trusted chat-based interfaces – designed to allow users to engage with AI through natural language and to support ecosystem development as conversational interfaces become increasingly important.

Through Gloo AI Studio, we make these capabilities available to developers across the ecosystem, enabling them to build AI-powered solutions for their organizations on top of our infrastructure.

We are also embedding AI across our existing solutions, including Gloo 360, Gloo Media Network, Masterworks, and Gloo Workspace to improve data integration, conversational experiences, workflow automation, personalization, and agent-driven execution.

Through Gloo 360 in particular, we believe we are positioned to address a significant people-cost opportunity by taking on key operational functions and transforming manual, labor-intensive processes into more agentic operating models, driving significant efficiency gains and economies of scale.

More broadly, we believe the long-term opportunity of Applied AI extends beyond individual products and workflows to helping organizations operate in more scalable, efficient and effective ways. By enabling customers, partners and Gloo itself to adopt more agentic operating models, we aim to expand capacity and improve execution across the faith and flourishing ecosystem.

Our approach is grounded in our core principles of serving those who serve, advancing human flourishing and shaping technology for good. We believe AI should be deployed in ways that support mission effectiveness, preserve relational ministry and create practical value across the ecosystem.

Our Growth Strategy

Our growth strategy combines continued organic execution with targeted strategic acquisitions to expand the platform and strengthen our position in the ecosystem. Organically, we drive growth through a combination of product-led and sales-led motions, enabling broader adoption of our offerings while deepening engagement across customers and partners. In parallel, we pursue selective acquisitions that reinforce our two core capabilities, Powering Tech and Powering Reach. Our growth approach adds scale, resources and accretive revenue and EBITDA to the platform, while our controlling ownership positions allow for consolidated financial results and increasing operating leverage over time.

We believe we are the only company to offer a platform with the same breadth and depth of offerings across the faith and flourishing ecosystem. By combining organically developed solutions with strategic acquisitions, we are creating a competitive advantage that is difficult to replicate. As our platform expands and ecosystem participation deepens, our model strengthens both our competitive position and long-term economics.

Revenue Categories

Gloo reports revenue in two categories: Platform Revenue and Platform Solutions Revenue. We generate revenue through four core streams: subscriptions, advertising and marketing services, marketplace offerings and platform solutions. Platform Revenue includes our more recurring and scalable offerings, while Platform Solutions Revenue reflects services-based technology development solutions that are typically project-oriented in nature.

Our Competitive Strengths

Connecting what we believe to be one of the largest ecosystems in humanity requires a diverse set of skills and strengths. We believe our competitive strengths include:

•
Connecting a Large, Diverse and Fragmented Faith and Flourishing Ecosystem – With over 140,000 churches and ministry leaders and over 3,000 active NCPs on our platform as of July 31, 2025, we believe we have built a trusted digital environment at scale in the faith and flourishing ecosystem. To our knowledge, no other company has aggregated a comparable breadth and diversity of ecosystem participants.
•
Differentiated Access to Ecosystem Relationships – We believe our ability to convene the ecosystem is a core differentiator. This is rooted in our extensive relational capital, cultivated through over ten years of trust-building and delivering value to the ecosystem. We facilitate dialogues that lead to actionable solutions and strengthened partnerships, contributing to current and future customers, as well as Gloo Capital Partner acquisitions and investments.
•
Developing AI for the Faith and Flourishing Ecosystem – Gloo’s competitive strength in AI lies in our ability to combine advanced AI capabilities, trusted ecosystem distribution, and deep domain expertise to deliver Applied AI solutions purpose built for the faith and flourishing ecosystem. This reflects Gloo's definition of Applied AI: applying AI to real operations, workflows, and mission critical activities in ways that protect theological integrity, strengthen relational ministry, and advance human flourishing.
•
Demonstrated Strategic Vision and Execution – As of January 31, 2026, we have executed more than 18 strategic investments and acquisitions across key segments of the faith and flourishing ecosystem, integrating best-of-breed NCPs with proprietary products, strong customer relationships and established market presence.
•
Experienced Board and Management Team – We are led by what we believe is a world-class board and executive team with deep expertise in both technology and the markets in which we operate. The team brings a proven track record in building scalable platforms, driving digital transformation and forging high-impact partnerships. Scott Beck, our co-founder, president and chief executive officer, is a veteran entrepreneur with over 40 years of experience in scaling businesses such as Blockbuster and Home Advisor. Pat Gelsinger, our executive chair and head of technology, brings more than 45 years of technology leadership, including his roles as chief executive officer of Intel and of VMware. They are joined by seasoned leaders with experience from Meta, Microsoft, McKinsey, YouVersion, Christianity Today and Hobby Lobby, forming a strongly qualified team to execute our growth strategy and scale Gloo’s impact across the faith and flourishing ecosystem.

Our Competition

Our platform operates across a broad and highly fragmented market. We believe our competition primarily falls into five categories:

•
Faith-tech and general market point solutions, including providers of church management systems, communications tools and engagement platforms such as Subsplash, Ministry Brands, Planning Center and Mailchimp that compete with the Gloo Workspace communications and insights products.
•
Proprietary and custom systems, including larger ministries that build internal technology stacks that compete with our Gloo 360 solutions.
•
Traditional advertising networks, including large media and marketing platforms that offer reach and audience access such as Meta and Google that compete with the Gloo Media Network.

•
Technology development solutions, including providers that compete with the platform solutions offered by our Gloo Capital Partners, Midwestern and Servant.io.
•
Specialized and general e-commerce marketplaces, including providers of physical and digital products sold to CFLs for their operations, such as Amazon and Concordia Supply that compete with Outreach and our other e-commerce marketplaces.

Although we face competition across these categories, we believe we are the only company to offer a platform with this breadth and depth offerings across the faith and flourishing ecosystem. By combining organically developed solutions with strategic acquisitions, we are creating a competitive advantage that is difficult to replicate.

Human Capital

As of January 31, 2026, we had approximately 700 employees across the United States and Canada. We benefit from an engaged and driven employee base motivated to join Gloo by our work to support organizations and individuals driving impact. This differentiator not only builds strong employee engagement, but also helps us provide a higher level of service to our customers. With many employees volunteering with nonprofits annually and several serving on a nonprofit board or committee, our direct experience enables our teams to better serve our customer base. Additionally, we believe that by acquiring and investing in Gloo Capital Partners we gain access to differentiated talent that will drive advancements on our platform.

We believe that attracting, developing and retaining exceptional talent is essential to achieving our long-term goals. To support this, we offer competitive compensation and benefits, opportunities for professional growth and a flexible and inclusive work environment. To our knowledge, none of our employees are represented by a labor union, and we consider our relations with our employees to be strong.

As we grow organically and through acquisitions, we expect to continue expanding our team to support key business priorities that strengthen our platform, including product innovation, deeper NCP engagement, and targeted acquisitions and investments.

Intellectual Property

We rely on a combination of trademarks and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property. As of January 31, 2026, we owned nine U.S. trademark registrations for the mark GLOO and related marks. We also own numerous domain names, including www.gloo.com.

We also rely on trade secrets and know-how, and we seek to protect these rights through confidentiality and nondisclosure agreements with employees, contractors and other parties. Although we take measures to protect our intellectual property, there can be no assurance that these measures will be successful, or that others will not independently develop similar technologies or otherwise gain access to our proprietary information. In addition, our intellectual property rights may be challenged or infringed upon by third parties.

Corporate Information

We were originally formed as Gloo Holdings, LLC, a Delaware limited liability company, in November 2013. Gloo Holdings, Inc., a Delaware corporation, was incorporated on May 9, 2025, as a wholly owned subsidiary of Gloo Holdings, LLC and, following the Corporate Reorganization that occurred in November 2025, Gloo Holdings, Inc. became the parent company of Gloo Holdings, LLC and the holding company of all of our operations. For more information about the Corporate Reorganization, refer to Note 18, Stockholders' Equity and Members' Deficit, to our consolidated financial statements included in Part II, Item 8 of this report. Our principal executive offices are located at 831 Pearl Street, Boulder, Colorado 80302 and our telephone number is (303) 381-2645. Our website address is www.gloo.com. Information contained on, or that can be accessed through, our website or linked therein or otherwise connected thereto is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

We use Gloo, the Gloo logo and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Available Information

We may announce material information to the public through filings with the Securities and Exchange Commission (SEC), our website (https://investors.gloo.com/), press releases, public conference calls and public webcasts. We use these channels, as well as social media, to communicate with the public about us, our product candidates and other matters. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the Exchange Act). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our Proxy Statements on Schedule 14A for our annual meetings of stockholders, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is www.sec.gov.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks occur, our business, results of operations, financial condition and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. Our risk factors are not guarantees that no such conditions exist as of the date of this Annual Report on Form 10-K and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This report also includes forward-looking statements that involve risks and uncertainties. Our actual results may differ substantially from those discussed in the forward-looking statements as a result of factors that are described below and elsewhere in this report or other risks that we currently deem immaterial or that may be unknown to us. Our fiscal year ends on January 31, and the years ended January 31, 2025 and January 31, 2026 are referred to herein as "fiscal 2024" and "fiscal 2025" respectively.

Risks Related to Our Business and Industry

We have limited operating history and experience with scaling our platform, which makes it difficult to evaluate our business and prospects and forecast our future results.

We have limited operating history and experience with scaling our platform, which makes it difficult to evaluate our business and prospects and forecast our future results. In fiscal 2023, we generated the majority of our revenue from the He Gets Us media campaign. In fiscal 2024, we generated the majority of our revenue from sales of products and services through Outreach, which represented approximately 88% of our total revenue. We saw further diversification of our revenue during fiscal 2025 through acquisitions, which represented approximately 56% of our total revenue, as well as scaling our platform. Managing and expanding our operations is expensive and time-consuming, and our growth could be inhibited if we are unable to leverage our organization and resources effectively.

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

Our recent growth has placed and is expected to continue to place significant demands on our managerial, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

•
maintain and grow our platform offerings and user engagement;

•
manage increasingly complex business operations;
•
acquire and invest in additional Gloo Capital Partners;
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

If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, financial condition and prospects could be adversely affected. We may also incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications or delays, and other unknown events. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could have a material adverse effect on our business, financial condition and results of operations and cause the trading price of our Class A common stock to decline.

There is no assurance that we will be able to continue as a going concern without achieving profitable operations or raising additional capital through potential equity or debt financing transactions, which we may not be able to obtain on favorable terms or at all.

As of January 31, 2026, we held cash and cash equivalents of $57.3 million and had an accumulated deficit of $40.1 million. Additionally, since our inception, we have generated significant operating losses and we incurred net losses of $158.7 million and $85.8 million and used $80.5 million and $46.1 million of cash in operating activities for the years ended January 31, 2026 and 2025, respectively. Our management assessed our current financial condition, characterized by recurring operating losses, negative cash flows, limited liquid resources and dependence on external financing, as well as the funds required to execute our business plan over the evaluation period. Based on these factors, our management has concluded there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date the financial statements are available to be issued. Because it is not possible at this time to predict the outcome of future equity placements or additional borrowings, substantial doubt remains regarding our ability to continue as a going concern during the following year.

Our ability to continue as a going concern will be dependent on ultimately achieving profitable operations or raising additional capital through potential equity or debt financing transactions or both. Additionally, our plans include, but are not limited to, generating revenue through subscriptions of our expanding technology and AI offerings, increased marketplace offerings and growing advertising services, as well as seeking external sources of liquidity. If adequate funds are not available, we may be required to delay or modify our business plans, potentially including the timing of planned capital expenditures, development and other activities, all of which, individually or in the aggregate, could have material negative consequences to us and our results of operations and business relationships. Additionally, the sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of our Class A common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders.

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

•
Proprietary and custom systems, including larger ministries that build internal technology stacks that compete with our Gloo 360 solutions;
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

Our competitors may have greater resources, broader brand recognition, deeper relationships with customers or more experience with certain technologies. If we fail to differentiate our offerings, maintain or grow our relationships with key ministry leaders and churches, or effectively adapt to evolving technology and customer preferences, we may fail to achieve widespread adoption of our platform and our business, financial condition and results of operations could be harmed.

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

We may require additional capital to support the growth of our business, and such capital might not be available on favorable terms or at all.

Operating and growing our business have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire or invest in complementary businesses and technologies, respond to business challenges or opportunities, develop new offerings and enhance our existing platform and technology infrastructure. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to finance unanticipated working capital requirements, develop or enhance our technological infrastructure and our existing offerings and manage costs associated with adverse market conditions or other macroeconomic factors. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. If, in the future, we aim to rely on funds raised through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage, which would expose our business to additional risks. Any financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

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

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, or otherwise paid by our insurance policy. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance costs and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. The foregoing factors could adversely affect our business, financial condition, results of operations and prospects.

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

Volatility in the banking and financial services sectors, including bank failures, may impact our bank partnership and negatively impact our business. For example, we maintain domestic cash deposits in Federal Deposit Insurance Corporation (FDIC) insured banks that exceed the FDIC insurance limits and we intend to offer access to FDIC-insured deposit products through our partnership with our bank partner, which is a member of the FDIC. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

In fiscal 2023 and fiscal 2024, we acquired or invested in, among others, Outreach and Visitor Reach. For additional details about those acquisitions and investments, see Note 4, Business Combinations, and Note 5, Equity Method Investments, to our audited consolidated financial statements included in Part II, Item 8 of this report. In fiscal 2025, we acquired or invested in Barna, Carey Nieuwhof Communications Ltd. (CNCL), Servant, Masterworks, Creative Group, LLC and its wholly-owned subsidiaries (the Igniter Group), XRI Global, Inc. (XRI) and Westfall Group Inc. (Westfall), obtained control of Midwestern, thereby consolidating Midwestern, and acquired the remaining 56.8% of Sermons Tech. For additional details, see Note 4, Business Combinations, and Note 5, Equity Method Investments, to our audited consolidated financial statements included in Part II, Item 8 of this report. We expect to continue to pursue strategic acquisitions and investments intended to enhance and grow our platform and business. In evaluating and determining the purchase price for a prospective acquisition or investment, we estimate future revenues and profits based largely on historical financial performance and expected future contribution value to our platform. Following a transaction, the business we acquired or invested in may not perform as we expected and the anticipated benefits of the transaction, including our revenue or return on investment assumptions, may not be fully realized or at all. For example, for fiscal 2024, primarily because of delays in executing on strategic initiatives related to our Outreach acquisition consummated during fiscal 2023, we recorded a $27.8 million impairment charge to goodwill. For additional details about the impairment charge recorded to goodwill, see Note 11, Goodwill, to our audited consolidated financial statements included in Part II, Item 8 of this report.

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

Sellers in our acquisitions of Visitor Reach and Midwestern have repurchase rights during specified periods, and any exercise of such rights could adversely affect our business, financial condition and results of operations. The existence of the repurchase rights may increase the likelihood of an impairment charge, complicate the overall integration process and decrease the benefits potentially realizable from investment synergies.

In connection with our acquisitions of Visitor Reach and Midwestern, we granted the counterparties contractual rights to repurchase a portion of the business interests that we acquired, subject to certain conditions and over specified periods. If any such repurchase rights are exercised, we may be required to unwind part or all of a completed acquisition or divest all or a portion of a completed investment, on terms that may not be favorable to us, which could result in the loss of strategic or core assets or future revenue streams. The exercise of these repurchase rights may also require us to deconsolidate such entities from our consolidated financial statements, which would adversely affect our financial condition, results of operations and prospects. For example, if all repurchase rights outstanding as of January 31, 2026 were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $11.5 million, or 12.2%, of our fiscal 2025 revenue and $6.0 million, or 3.8%, of our fiscal 2025 net loss. If all repurchase rights outstanding as of January 31, 2025 were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $0.2 million, or 0.8%, of our fiscal 2024 revenue and $0.1 million, or an immaterial percent, of our fiscal 2024 net loss.

The exercise of repurchase rights may also lead to other financial and operational disruption and require us to restructure our operations or write down previously recognized goodwill or intangible assets. Moreover, the existence of repurchase rights may affect our ability to integrate acquired businesses and reduce the certainty of long-term ownership, which could adversely affect our ability to realize the benefits of these acquisitions and investments. Such repurchase rights increase the consideration paid for acquisitions, which then may also increase the likelihood that we take impairment charges subsequent to the closing of acquisitions or investments.

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

We may be required to acquire full ownership of Barna Holdings LLC under unfavorable terms upon the termination of one of such company's executive officers, which could materially adversely affect our financial condition and operating results.

In February 2025, we acquired a 49% equity interest in Barna Holdings LLC (Barna). Under the organizational documents of Barna and an employment agreement with one of its executives, if such executive is terminated under certain conditions and circumstances, we may be obligated to acquire the remaining ownership interest in Barna at fair market value as determined by an independent qualified appraiser. Such acquisition may occur at a time or on terms that we do not believe to be favorable to us and may require us to make a significant unplanned capital expenditure. Such acquisition could materially affect our liquidity, require us to raise additional capital and divert management attention, each of which could materially adversely affect our financial condition and results of operations.

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

We rely on our own and our third-party service providers’ platforms, computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, IT Systems). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, disruptions of or unauthorized access to third-party IT Systems can adversely affect our business, financial condition and results of operations. If we experience difficulties in implementing new or upgraded IT Systems or experience significant failures or other disruptions of our IT Systems, or if we are unable to successfully obtain or procure IT Systems or otherwise modify our IT Systems to respond to changes in our business needs, our ability to run our business could be adversely affected. It is also possible that our competitors could develop better platforms than ours, which could adversely affect obtaining and retaining our customers. Any of these or other related problems could, in turn, adversely affect our business, reputation and brand, financial condition and results of operations.

We may rely on third parties when deploying, servicing or otherwise operating our IT Systems, and in doing so, expose them and therefore us to security risks outside of our direct control. Specifically, certain third parties who create applications that integrate with our platform may receive, store or otherwise process our and our customers’ information, including confidential, sensitive or personal information and other information about individuals, our customers, employees, contractors and business partners (Sensitive Information). Our third-party service providers may fail to adequately secure their or our IT Systems or our data. Our ability to monitor our service providers’ security is limited, and, in any event, third parties may be able to circumvent those security measures. Moreover, techniques used to obtain unauthorized access to systems and networks change frequently and may not be known until launched against us or our third-party service providers. These risks also are heightened when service providers work remotely.

Additionally, remote working arrangements at our company, and many of our third-party providers, increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all IT Systems and information upon which we rely.

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

The use of our platform involves the transmission, storage and processing of Sensitive Information. The secure processing, maintenance, transmission and storage of our Sensitive Information is critical to us, and we devote significant resources to protecting this information. We expect our management, use and storage of Sensitive Information to increase, including through the use of AI and our managed IT services. Any actual or perceived cybersecurity breach or other incident, including any unauthorized or inadvertent access to, our IT Systems and any loss or unavailability of, unauthorized access to, or unauthorized use, disclosure, modification or other processing of, our data, could result in regulatory investigations and other proceedings, orders and other obligations, claims, demands, litigation and other proceedings, indemnity obligations, damages, penalties, fines and incurring other costs, violations of applicable laws and regulations and other liabilities, the perception that our platform offerings are insecure and the loss of existing customers or failure to attract and retain new customers, which could have a material and adverse effect on our business, financial condition and results of operations. We also could be required to divert substantial resources to prevent further cybersecurity breaches or other incidents. We have experienced such incidents in the past, and may experience similar incidents in the future. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. We cannot be certain that our insurance coverage will be adequate for all liabilities incurred relating to any cybersecurity breach or incident, or that insurance will continue to be available to us on economically reasonable terms, if at all.

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

While we take steps to mitigate such risks, we cannot guarantee that those steps will be effective or sufficient to protect us from liability or to minimize our costs. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business, financial condition and results of operations. For example, we take steps to avail ourselves of the safe harbor for copyright infringement under the Digital Millennium Copyright Act of 1998 (DMCA). The DMCA is intended, among other things, to reduce the liability of online service providers with respect to user-uploaded content. Under the DMCA there are safe harbors for copyright infringement available for online service providers that provide specific services, if they take certain affirmative steps as required under the DMCA. The applications and interpretations of the statutory requirements of the DMCA are evolving and may be modified by court rulings and industry practice. We therefore cannot guarantee that we will meet the safe harbor requirements of the DMCA, despite our efforts to do so. If we fail to comply with such statutory requirements or if the interpretations of the DMCA change, we may be subject to liability for copyright infringement resulting from our hosting and distribution of user-generated content.

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

Although we require vendors of open source software to be separately categorized and reviewed as part of our vendor management process, compliance with that policy may be inconsistent. We have not formalized the policies or procedures to monitor our use of open source software. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform offerings. From time to time, there have been claims against companies that incorporate open source software into their offerings alleging that the use of such open source software infringes upon the intellectual property rights of a third party. As a result, we could be subject to similar lawsuits by third parties with respect to our use of software that we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek licenses from third parties to continue providing our platform on terms that are costly or not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make our proprietary code generally available in source code form, any of which could adversely affect our business, financial condition or results of operations.

Risks Related to Regulation and Taxation

Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.

We are subject to a number of laws and regulations that apply generally to businesses, including laws and regulations governing the internet and the marketing, sale and delivery of services over the internet. These laws and regulations, which continue to evolve, cover, among other things, taxation, tariffs, privacy, cybersecurity, pricing, content, copyrights, distribution, mobile and telecommunications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer and business financial products, insurance products, consumer protection, payroll compliance, the design and operation of websites and the characteristics and quality of products that are offered online. We cannot guarantee that we have been or will in the future be fully compliant with such laws and regulations in every jurisdiction, as it is not entirely clear in every jurisdiction how existing laws and regulations governing such areas apply or will be enforced. Moreover, as the regulatory landscape continues to evolve, increasing regulation and enforcement efforts by federal, state and foreign authorities, and the prospects for private litigation claims, become more likely. In addition, the adoption of new laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market or sell our platform could harm our ability to offer, or negatively affect customer demand for, our platform, which could impact our revenue, impair our ability to expand our platform and service offerings, and make us more vulnerable to competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices and raise compliance costs or other costs of doing business. Additionally, various federal, state and foreign labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other laws and regulations. The number and type of laws applicable to us and our workforce will grow as our remote workforce increases. Significant additional laws or regulations, or our failure to comply with any laws and regulations that now, or could in the future, apply to our business could materially adversely affect our business, financial condition, results of operations and prospects. In addition, changes in regulations could negatively impact the business environment for the industry we operate in. Laws and regulations are rapidly evolving and may change significantly in the future.

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

In the United States, privacy and cybersecurity laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (CCPA) and other state and federal laws relating to privacy and cybersecurity. The CCPA requires covered companies to make certain disclosures to California consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information to third parties, and provides a private right of action and statutory damages for data breaches. The California Privacy Rights

Act of 2020 (CPRA), which took effect on January 1, 2023, amended the CCPA by imposing additional requirements, including granting California residents the ability to limit the use of their Sensitive Information, imposing penalties for violations concerning California residents under the age of 16, and establishing the California Privacy Protection Agency to implement and enforce the law. While the CPRA regulations introduced more stringent requirements, many of these regulations remain incomplete or subject to legal challenges, creating significant uncertainty and compliance challenges.

The enactment of the CCPA has spurred a wave of similar legislative developments in other states, resulting in a complex patchwork of overlapping but sometimes differing privacy laws. For example, Virginia, Colorado, Utah and Connecticut have enacted general privacy laws that became effective in 2023; Florida, Montana, Oregon and Texas have enacted privacy laws that became effective in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have enacted privacy laws that became effective in 2025; and Indiana, Kentucky and Rhode Island have enacted privacy laws that have become effective in 2026. Each of these laws imposes unique compliance requirements and creates additional challenges for maintaining consistency across jurisdictions. At the federal level, there is ongoing discussion about the possibility of comprehensive privacy legislation. However, no uniform standard has been enacted, and state-level activity continues to shape the regulatory landscape. The evolving nature of privacy and cybersecurity laws increases our compliance costs and potential liability as we navigate variations in requirements across jurisdictions.

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

Failure to comply with anti-bribery, anti-corruption, anti-money laundering, export controls, trade and economic sanctions, and similar laws could subject us to penalties and other adverse consequences. We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other federal, state and local laws that address anti-bribery, anti-corruption and anti-money laundering. If we expand internationally, we may become subject to the anti-corruption, anti-bribery and anti-money laundering laws of other countries. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

In some cases, our solutions may be subject to U.S. and foreign export controls, trade and economic sanctions and import laws and regulations. Governmental regulation related to the import or export of our solutions or our failure to obtain any required import or export authorization for our solutions, when applicable, could harm future international sales and adversely affect our revenue. For example, U.S. export control laws and trade and economic sanctions prohibit or restrict the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions without government authorization. In addition, various foreign governments may also impose controls, export license requirements, and/or restrictions that could be applicable to our solutions. If we fail to comply with export and import regulations and such trade and economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Compliance with applicable regulatory requirements regarding the export of our solutions may create delays in the introduction of our solutions in international markets or, in some cases, prevent the export of our solutions to some countries altogether. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or products targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export our solutions to, existing or potential customers with international operations. Any decreased use of our platform offerings or limitation on our ability to export or sell our offerings could adversely affect our business, financial condition and results of operations.

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

We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, and these material weaknesses continued to exist as of January 31, 2026. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

As a result of becoming a public company, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. To date, we have had limited financial and accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. In connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, we identified material weaknesses in our internal control over financial reporting that could adversely affect our ability to accurately and timely report our financial results, and these material weaknesses continued to exist as of January 31, 2026.

Specifically, we have identified deficiencies in our information technology general control (ITGC) environment, including deficiencies related to logical access and segregation of duties. These deficiencies exist within (1) certain enterprise resource planning systems (ERPs), (2) third-party financial systems that are integrated with these ERPs and are used in our financial reporting processes and (3) internally developed systems. Improper logical access management in these systems may increase the risk of unauthorized access to critical financial data, while inadequate segregation of duties could result in inappropriate or undetected changes to financial systems and data.

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

As of January 31, 2026, we had approximately $22.3 million and $10.6 million of federal and state net operating loss carryforwards (NOLs), respectively. All of these NOLs carryforward indefinitely. The amount of federal NOLs arising in taxable years beginning after December 31, 2017, that we are permitted to deduct in a taxable year is limited to 80% of our federal taxable income in each such year to which the NOLs are applied. Similar limitations may apply to our state NOLs. Utilization of our NOLs and certain other tax attributes depends on many factors, including us attaining profitability, which cannot be assured. Due to our cumulative losses, we have recorded a full valuation allowance against our NOLs as of January 31, 2026.

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
•
January 31, 2031, which is the last day of the fiscal year ending after the fifth anniversary of the completion of the IPO.

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

We are also a “smaller reporting company” because our annual revenue was less than $100 million during the year ended January 31, 2026. We may continue to be a smaller reporting company in any given fiscal year if either (1) the market value of our common stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter of such fiscal year or (2) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter of such fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form

10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

As a newly public company, we are incurring substantial legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. Our management and other personnel will need to continue to devote a substantial amount of time to compliance with these requirements and we expect these rules and regulations to continue to substantially increase our legal and financial compliance costs. For example, we expect complying with these rules and regulations to make it more expensive for us to maintain director and officer liability insurance, and, in the future, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, particularly to serve on our audit committee and compensation committee, or as our executive officers. In addition, we have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In that regard, although we have already hired additional employees to assist us in complying with these requirements, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report on Form 10-K and in our other Exchange Act filings, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations. These costs and demands upon management could adversely affect our business, financial condition and results of operations.

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

Risks Related to Ownership of Our Class A Common Stock

Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates control a significant portion of the voting power of our outstanding capital stock and this limits other stockholders' ability to influence or direct the outcome of key corporate actions and transactions, including a change in control.

Our publicly traded Class A common stock entitles each holder to one vote per share. Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates hold shares of Class B common stock that are entitled to ten votes per share.

As of April 10, 2026, the shares beneficially owned by Mr. Beck represented approximately 46% of the aggregate voting power of our outstanding common stock. As a result, for the foreseeable future, Mr. Beck will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major transaction requiring stockholder approval. Mr. Beck may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of influence will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the trading price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Additionally, future transfers by holders of our Class B common stock will generally result in those shares converting into our Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares in the long term. As a result, it is possible that one or more holders of our Class B common stock, including Mr. Beck, could gain significant influence or majority control as other holders of our Class B common stock sell or otherwise convert their shares into our Class A common stock. In addition, the conversion of our Class B common stock into our Class A common stock will dilute holders of our Class A common stock, including holders of shares purchased in our IPO, in terms of their voting power within our Class A common stock.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (DGCL), may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult or delay or prevent changes in control of our management. Among other things, these provisions:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our information and information systems.

Our cybersecurity risk management program is designed to align with industry standards such as the American Institute of Certified Public Accountants (AICPA) Trust Services Criteria, the National Institute of Standards and Technology Cybersecurity Framework, International Organization for Standardization (ISO) 27001 standards, and privacy practices aligned to modern data protection regulations. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes controls such as:

•
Data encryption applied using a risk-based approach;
•
Secured hosting infrastructure that employs layered physical, network and operational security controls;
•
Access controls for customer data that are governed by role-based permissions, strong authentication measures and access reviews;
•
Organization safeguards such as privacy and security training and a suite of maintained security policies and procedures;
•
Business continuity and disaster recovery plans;
•
Alerting and response protocols; and
•
Internal audits, vulnerability assessments and penetration testing to validate our cybersecurity posture; and
•
Third-party security measures, including periodic audits and assessments.

In addition, our cybersecurity risk management system includes risk-based processes for identifying, assessing, and mitigating risks related to vendors and other third parties on which we rely.

We face a number of cybersecurity risks in connection with our business. To date, our business strategy, operating results and financial condition have not been materially affected by cybersecurity incidents. See the section titled “Risk Factors—If we or our third-party service providers experience a cybersecurity breach or other incident, including any breach or incident that allows, or is perceived to allow, unauthorized access to our platform or our data, our reputation and brand, business, financial condition and results of operations could be adversely affected.”

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents.

The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. Members of the board of directors receive presentations on cybersecurity topics from our Director of Security & Information Technology (the Director), internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies. Our management receives briefings from the Director on our cybersecurity risk management program and escalates matters to the Committee or the board of directors as needed.

The Director is primarily responsible for assessing and managing our material risks from cybersecurity threats, supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. The Director is a credentialed executive with over a decade of leadership in information security, holding multiple professional certifications.

The Director stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our principal executive offices are located in Boulder, Colorado, where we lease approximately 13,800 square feet of office space. We also lease additional office space in various locations across the United States to support our operations. As of January 31, 2026, we maintained 12 additional leased facilities, including approximately 32,500 square feet in Colorado Springs, Colorado and approximately 20,000 square feet in Joplin, Missouri. We believe our facilities are adequate to meet our current needs. Additionally, we may assume leases when we acquire businesses, and we explore optimization of our overall lease footprint in conjunction with any new leases assumed in an acquisition.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock commenced trading on the Nasdaq Global Select Market under the symbol "GLOO" on November 19, 2025. Prior to this time, there was no public market for our Class A common stock. There is no established trading market for our Class B common stock.

Holders

As of April 10, 2026, there were approximately 47 holders of record of our Class A common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. As of April 10, 2026, there were approximately 214 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend upon, among other factors that our board of directors may deem relevant, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by any existing or future debt instruments or preferred securities.

Repurchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

Stock Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered equity securities sold from November 19, 2025 to January 31, 2026, and no material changes in the expected use of proceeds from our IPO, other than as previously disclosed in our Quarterly Report on Form 10-Q and Current Reports on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Gloo Holdings, LLC and its consolidated subsidiaries collectively before the Corporate Reorganization and to Gloo Holdings Inc. and its consolidated subsidiaries after the Corporate Reorganization. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, particularly information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. The section titled “Risk Factors” discusses the importance of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on January 31. Fiscal 2025 and fiscal 2024 refer to the fiscal years ended January 31, 2026 and 2025, respectively.

Overview

Gloo exists because we believe that the faith and flourishing ecosystem—among the oldest, largest and most resilient ecosystems in the world—must be connected to thrive. Our mission is to build the leading technology platform and AI infrastructure serving this ecosystem, which remains highly fragmented and materially underserved by modern technology.

At the center of the faith and flourishing ecosystem are two interconnected groups: churches and frontline organizations (CFLs), which serve communities directly, and network capability providers (NCPs), which equip the CFLs with the tools, resources and infrastructure they need to succeed. In the U.S. alone, there are estimated to be over 415,000 Christian organizations, including over 315,000 Christian congregations leading mission-driven and nonprofit work in their communities, collectively addressing some of society’s most pressing social challenges.

Given the scale and importance of this fragmented ecosystem, we believe there is a significant opportunity to build the core technology infrastructure that enables CFLs and NCPs to operate more effectively, reach more people, increase their impact and facilitate more efficient exchange across the ecosystem. Our strategy is to address this opportunity through two core and reinforcing platform capabilities: Powering Tech and Powering Reach. Our Powering Tech solutions help our customers modernize their technology systems, data and workflows through a trusted, AI-enabled technology platform. Our Powering Reach solutions help our customers expand awareness, deepen engagement and increase donor support through differentiated media, marketing, fundraising and data capabilities.

Underpinning our Powering Reach and Powering Tech solutions is our growing leadership in Applied AI for the faith and flourishing ecosystem, which we define as AI applied to the operations, workflows and mission-critical activities of churches, ministries and nonprofits in ways that protect theological integrity, strengthen relational ministry and advance human flourishing. We are leveraging innovations in agentic AI and foundational models and services, combining them with AI advancements across our platform.

We generate the following four types of revenue, the first three of which we account for as platform revenue: (1) subscriptions, (2) marketplace, (3) advertising and (4) platform solutions. We generate revenue from NCPs through sales of enterprise subscriptions to outsourced technology, AI capabilities and advertising (all of which we account for as platform revenue), as well as platform solutions. We generate platform revenue from CFLs through sales of subscriptions to communication tools, content libraries, data insights and AI capabilities, as well as through transactions on our and Gloo Capital Partners’ e-commerce marketplaces, including Outreach, Inc., our largest online marketplace.

Corporate Reorganization

The results of operations discussed in this report include those of Gloo Holdings, LLC prior to the completion of the Corporate Reorganization and that of Gloo Holdings, Inc., including Gloo Holdings, LLC, following the completion of the Corporate Reorganization. As a result, the consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of, or at a different point during, the periods presented or of what our future results of operations are likely to be. For additional information, see Note 1, Nature of Business, to our audited consolidated financial statements included in Part II, Item 8 of this report.

Initial Public Offering

On November 19, 2025, our Registration Statement on Form S-1 became effective under Section 8(a) of the Securities Act of 1933, as amended (the Securities Act), and our Class A common stock began trading on the Nasdaq Global Select Market (Nasdaq) under the ticker “GLOO” on November 19, 2025.

Additionally, upon completion of the IPO, the Senior Secured Convertible Notes were automatically converted into shares of Gloo Holdings, Inc.’s Class B common stock. For additional information, see Note 18, Stockholders' Equity and Members' Deficit, to our audited consolidated financial statements included in Part II, Item 8 of this report.

Acquisitions

On January 2, 2026, we acquired Westfall for a contractual purchase price of $11.4 million and GAAP purchase price of $10.2 million. Westfall provides consulting, event, creative, and talent services that support faith based and mission driven organizations in advancing generosity and deepening donor engagement. Westfall offers targeted consulting services including executive coaching, generosity strategy, moves management, and retreat support, along with comprehensive major donor event services that manage planning and logistics for high impact gatherings. The acquisition expands our portfolio of services in one of the most critical areas for the faith and flourishing ecosystem: building sustainable, mission-aligned funding models.

On November 19, 2025, we acquired XRI, for a contractual purchase price of approximately $4.2 million and a GAAP purchase price of $1.6 million. XRI is an artificial intelligence company focused on building custom, domain specific multilingual AI solutions for organizations across the faith, health, and humanitarian sectors. XRI specializes in dataset and model development, AI hosting and deployment solutions, and consulting services related to AI strategy and implementation. We acquired XRI to expand our AI capabilities, accelerate product innovation, and enhance our ability to deliver AI solutions aligned with customer needs.

On August 29, 2025, we acquired the Igniter Group for a contractual purchase price of $8.4 million and a GAAP purchase price of $7.9 million. The Igniter Group creates, licenses, and distributes faith-based video, photography, and media assets designed for churches, ministries, and non-profit organizations. Its product lines include digital mini-movies, worship visuals, stock content, and streaming experiences under its various brands. We acquired the Igniter Group for the purpose of broadening our creative content portfolio and deepening our reach in the faith-aligned digital media ecosystem.

On August 1, 2025, we acquired the remaining 56.8% of the equity interest in Sermons Tech, LLC (Sermons Tech) for a contractual purchase price of $6.6 million and a GAAP purchase price of $5.1 million. Following the acquisition, we owned 100% of Sermons Tech. We owned 43.2% of from October 25, 2023 through July 31, 2025. Sermons Tech operates an AI-enabled content generation and video editing platform tailored to churches and faith-based organizations, providing automation tools to transform sermon footage into shareable digital and social media content. Sermons Tech’s proprietary AI workflow leverages language and video models to support distribution, engagement, and donor connection for ministries across the United States. We acquired Sermons Tech for the purpose of integrating its AI-driven capabilities with our data, analytics, and content distribution platform to strengthen digital engagement offerings.

On July 3, 2025, we acquired Masterworks for a contractual purchase price of $5.6 million and a GAAP purchase price of $6.7 million. Masterworks, a leading marketing and fundraising firm with more than three decades of experience serving Christian nonprofits, has built its reputation on helping faith-based organizations strengthen donor relationships, expand brand presence, and optimize fundraising strategies through media, analytics, and proven ministry insight. With a team deeply rooted in serving Christ-centered missions, Masterworks has enabled countless organizations to grow their reach and impact. We acquired Masterworks to combine its fundraising and communications expertise with our digital infrastructure, data intelligence, and AI-powered tools. By integrating these complementary strengths, the acquisition aims to provide ministries with more personalized, scalable, and effective strategies to engage supporters and accelerate mission impact. Operating as a wholly owned subsidiary, Masterworks leverages our ecosystem of churches and partners to promote synergistic growth that advances the shared vision of serving those who serve.

On June 11, 2025, we acquired a controlling financial interest in Midwestern for a contractual purchase price of $22.6 million and a GAAP purchase price of $31.4 million, with a minority interest retained by Flourish Holdings, Inc. Midwestern specializes in embedding talent within partner organizations to support every stage of product development, from concept and prototyping to scalable delivery, ensuring quality, speed, and impact. With deep experience in both ministry contexts and advanced technical solutions, Midwestern has already contributed to our platform and continues to expand its role through this partnership. We acquired a majority interest in Midwestern to accelerate AI-driven initiatives, provide turnkey development for faith-based applications, and strengthen the overall technology capabilities available to our partners. By integrating Midwestern’s expertise with our data intelligence and expansive faith ecosystem, the acquisition serves to enhance innovation, reduce development friction, and drive faster, more effective technology solutions for churches and ministries worldwide.

On March 12, 2025, we acquired 50.1% of the equity ownership of Servus Consulting Partners, LLC (Servant) for a contractual purchase price of $5.6 million and a GAAP purchase price of $4.9 million. Servant is a business and technology consulting firm that supports faith-driven founders, nonprofits, and purpose-driven businesses through strategic growth initiatives and innovative software solutions. We acquired Servant for the purpose of expanding our tech-enabled consulting offerings to faith-driven organizations. Our 50.1% equity ownership represents a controlling financial interest in Servant as we have obtained control through our voting interest and control of the board of directors.

On February 18, 2025, we acquired 49.0% of the equity ownership of Barna for a contractual purchase price of $4.9 million and a GAAP purchase price of $3.6 million. Barna is a research and strategy consulting firm specializing in church engagement, leadership development, cultural analysis, and generational insights. Its offerings include custom research, data reports, webcasts, and podcasts that help organizations better understand and connect with church leaders and spiritually curious audiences. We acquired Barna to build on prior collaborations related to co-funded research projects, while enhancing our ability to deliver advanced data-driven solutions, broaden its digital content offerings, and provide end users with a seamless digital experience with data-driven insights to the faith ecosystem. Our 49.0% equity ownership represents a controlling financial interest in Barna as we have determined that we are the primary beneficiary of Barna.

On February 18, 2025, we acquired CNCL for a contractual purchase price of $7.1 million and a GAAP purchase price of $5.8 million. CNCL is a media and training platform dedicated to equipping faith-aligned leaders with tools to run their congregation by providing digital content, courses, podcasts, and live community engagement opportunities. With a global reach that includes a widely-enjoyed podcast, weekly newsletters, and an online network of a vast number of pastors and ministry professionals, CNCL addresses pressing leadership and cultural challenges facing today’s churches. We acquired CNCL to expand the distribution of its courses, integrate its “Art of Leadership” academy into our broader Gloo ecosystem, and apply AI-powered tools to increase reach and engagement. As a result, we aim to strengthen resources available to pastors and ministry leaders, driving greater growth, connection, and resilience across the faith ecosystem

For additional information regarding our acquisitions, see Note 4, Business Combinations, to our audited consolidated financial statements included in Part II, Item 8 of this report.

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

In connection with our acquisitions of Visitor Reach and Midwestern, we granted the counterparties contractual rights to repurchase a portion of the business interests that we acquired, subject to certain conditions and over specified periods. If any such repurchase rights are exercised, we may be required to unwind part or all of a completed acquisition or divest all or a portion of a completed investment, on terms that may not be favorable to us, which could result in the loss of strategic or core assets or future revenue streams. The exercise of these repurchase rights may also require us to deconsolidate such entities from our consolidated financial statements, which would adversely affect our financial condition, results of operations and prospects. For example, if all repurchase rights outstanding as of January 31, 2026, were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $11.5 million, or 12.2%, of our fiscal 2025 revenue and $6.0 million, or 3.8%, of our fiscal 2025 net loss. If all repurchase rights outstanding as of January 31, 2025, were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $0.2 million, or 0.8%, of our fiscal 2024 revenue and $0.1 million, or an immaterial percent, of our fiscal 2024 net loss.

The exercise of repurchase rights may also lead to other financial and operational disruption and require us to restructure our operations or write down previously recognized goodwill or intangible assets. Moreover, the existence of repurchase rights may affect our ability to integrate acquired businesses and reduce the certainty of long-term ownership, which could adversely affect our ability to realize the benefits of these acquisitions and investments. Such repurchase rights also increase the consideration paid for acquisitions, which then may also increase the likelihood that we take impairment charges subsequent to the closing of acquisitions or investments. Although we may enter into similar repurchase right arrangements in connection with future acquisitions and investments, we have historically maintained strong commercial relationships with the counterparties holding such rights, which we believe mitigates the associated risks.

Scaling 360 to Serve Larger Organizations

Gloo 360 was created to provide a forward-deployed technology solution for organizations that may not have the capital, scale or internal capabilities required to maintain a secure, current and efficient technology environment. The offering is designed to assume responsibility for significant components of a customer’s staffing and operations and to improve performance through the application of scale, automation, artificial intelligence and specialized technical expertise. We intend to market Gloo 360 increasingly to larger organizations, which will require us to rapidly scale our delivery organization, technical infrastructure and operational support capabilities. The success of Gloo 360 will depend on a number of factors, including our ability to scale and maintain the underlying technology platform, recruit, develop and retain qualified personnel, deploy employees effectively across customer environments, manage implementation complexity, maintain service quality, and establish pricing and contractual arrangements that appropriately reflect the value delivered and the risks assumed. Any failure to execute successfully in these areas could limit customer adoption, reduce operating efficiency, compress margins and adversely affect our financial condition and results of operations.

Expanding AI Capabilities for the Faith and Flourishing Ecosystem

Our Applied AI strategy is focused on three areas: building the core AI capabilities the ecosystem needs, embedding AI across our solutions and helping our customers and Gloo itself put AI agents to work and evolve toward more agentic operating models. We believe these priorities will strengthen our platform, enhance customer outcomes and further our leadership position in Applied AI for the faith and flourishing ecosystem. We believe that delivering Applied AI begins with providing the core capabilities required to embed AI into the workflows and systems used by ministries, churches, nonprofits and other ecosystem participants. Our ability to realize returns on our investment in Gloo AI will depend on a number of factors, including our ability to successfully develop and market our AI capabilities, the effectiveness and pricing of these capabilities and our ability to differentiate these capabilities from competitive offerings. We believe the long-term opportunity of Applied AI extends beyond individual products and workflows to helping organizations operate in more scalable, efficient and effective ways. By enabling our customers, partners and Gloo itself to adopt more agentic operating models, we aim to expand capacity and improve execution across the faith and flourishing ecosystem.

Cross-Selling and Upselling of Brands

We are focused on cross-selling and upselling the brands of Gloo Capital Partners to our customer base. At times, different Gloo Capital Partners serve the same customers. We believe that providing bundled offerings that include our core Gloo products and the products of Gloo Capital Partners has the potential to increase our revenue. Our ability to accurately identify, market and sell value-enhancing bundles for our customers will impact the extent to which we are able to realize the potential financial benefits of cross-sell and upsell opportunities.

Retaining and Expanding Our Existing Customer Relationships

Our business model integrates both enterprise NCP sales and digital-led growth to drive platform adoption, expansion and sustainable revenue. NCPs play a pivotal role by delivering their offerings to CFLs through our platform, while also purchasing our technology, advertising services and solutions to power their own operations. Through direct engagement with NCPs, we enable access to our platform, fueling the onboarding of new offerings and driving sustained customer growth. In parallel, our self-service onboarding model empowers CFLs to independently access both free and premium tools through Gloo Workspace, which has contributed to organic growth across our platform. Gloo provides a robust distribution channel for NCPs, driving engagement, reach and recurring revenue. Our ability to successfully anticipate the demands of our customers will impact our ability to create new products and provide new services that are adopted by our customers.

Continued Technology Innovation and Expansion of Our Platform

In addition to our investments in Gloo AI, we plan to continue to invest in technology innovation and product development to enhance the capabilities of our platform, including the product development of Gloo Capital Partners. We are actively investing in our advertising offerings to enhance the Gloo Media Network, which provides advertising technology and marketing technology to NCPs. We expect that additional features and products will enable customers and collaborators to manage new workflows on our platform and allow us to attract a broader set of customers. We intend to continue to invest in building additional products, features and functionality that expand our capabilities and facilitate the extension of our platform. Our future success is dependent on our ability to successfully develop or acquire, market and sell existing and new products to both new and existing customers.

Components of Results of Operations

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations for the year ended January 31, 2026 compared to the year ended January 31, 2025, we may discuss the impact of the growth in certain of our revenue and expenses where such discussions would be meaningful.

For additional information concerning our accounting policies, see Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in Part II, Item 8 of this report.

Revenue

Gloo reports revenue in two categories: Platform revenue and Platform Solutions revenue. We generate revenue through four core streams: subscriptions, advertising and marketing services, marketplace offerings, and platform solutions. Platform revenue includes our more recurring and scalable offerings, while Platform Solutions revenue reflects services-based engagements that are typically project-oriented in nature.

•
Subscription revenue, which is a component of platform revenue, includes access to a free and premium AI-powered technology platform that helps our customers modernize core systems, unify data, improve workflows and operate more effectively. This enables CFLs and NCPs to communicate, organize and operate more efficiently. These offerings generate revenue primarily through monthly and annual subscriptions.
•
Marketplace revenue, which is a component of platform revenue, represents sales through e-commerce marketplaces where CFLs discover and purchase products, such as books, banners and other physical and digital goods that are consumed through CFL related activities such as research, curricula, assessments, campaign support and technology services. Our largest marketplace is Outreach, a Gloo Capital Partner. Major faith holidays can result in seasonality within this revenue stream, such as increased revenue in our first and fourth fiscal quarters related to Easter and Christmas purchase volume and decreased revenue in our second fiscal quarter.
•
Advertising revenue, which is a component of platform revenue, represents both 1) fees earned for the placement of advertisements on our and Gloo Capital Partners’ websites from third-parties that are looking to offer their products and services to mission-oriented consumers, and 2) through Masterworks we provide campaign management services such as strategy and creative consulting, direct mail, email and SMS campaigns, data and analytics, and proprietary media inventory developed specifically for Christian audiences, which enables faith-based organizations to reach audiences in trusted environments where their messages are contextually relevant.
•
Platform solutions revenue for the year ended January 31, 2026, represented technology development solutions provided through Gloo Capital Partners, primarily Midwestern and Servant, managed services projects provided by Gloo 360, professional fees charged for managing advertising campaigns provided through Masterworks and research projects provided through Barna. Platform solutions revenue for the year ended January 31, 2025, represented technology and product development for the He Gets Us national media campaign.

Operating Expenses

Cost of Revenue

Cost of revenue is reported exclusive of depreciation and amortization. Cost of revenue related to subscription offerings consists primarily of software and hosting tools, salaries and wages related to employees that support the customer product, as well as customer success teams. Cost of revenue related to marketplace is comprised of raw materials, finished goods, salaries and wages related to employees in the production department, as well as rent expense and overhead. Cost of revenue related to advertising consists primarily of salaries and wages related to employees that support our advertising customers as well as costs related to advertising insertion technology tools. Cost of revenue related to platform solutions primarily consists of salaries and wages for our professional services teams.

We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription, marketplace, advertising and platform solutions, variations in labor costs, third-party expenses and acquisitions. For example, marketplace generally has a higher cost of revenue as a percentage of revenue compared to subscription revenue.

Product Development

Product development expenses consist primarily of personnel-related costs for the design and development of our platform, including salaries, benefits, bonuses and equity-based compensation. Product development expense also includes third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software, and subscription services dedicated for use by our product development organization. We expect our product development expense to increase for the foreseeable future as we continue to dedicate substantial resources to develop, improve and expand the functionality of our offerings, particularly with our expansion of our AI capabilities.

Sales and Marketing

Sales and marketing expense consists primarily of employee costs for our sales and marketing personnel, including salaries, benefits, bonuses, equity-based compensation and sales commissions. Sales and marketing expense also includes advertising costs, travel-related expenses and costs to market and promote our offerings, direct customer acquisition costs and costs related to conferences and events. Software and subscription services dedicated for use by our sales and marketing organization and outside services for sales and marketing purposes are also included in sales and marketing expense. Sales commissions that are incremental to obtaining a customer contract are deferred and amortized ratably over the estimated period of our relationship with that customer. We expect our sales and marketing expense will increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and expand our reach. We also anticipate that sales and marketing expense will increase in the near and medium-term as we focus our efforts to expand our brand name and presence in the marketplace.

General and Administrative

General and administrative expense consists of employee costs for our executive leadership, accounting, finance, legal, human resources and other administrative personnel, including salaries, benefits, bonuses, and equity-based compensation. General and administrative expense also includes external legal, accounting and other professional service fees, rent, software and subscription services dedicated for use by our general and administrative employees, and other general corporate expenses. Acquisition-related expenses are also a component of general and administrative expense. We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and because of increased costs due to becoming a publicly-traded company. As we are able to further scale our operations in the future, we expect that general and administrative expense will decrease as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization relate to intangible assets, property and equipment, and capitalized software. Depreciation and amortization will increase on an absolute dollar basis as we continue to acquire Gloo Capital Partners, resulting in additional intangible assets.

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The evaluation of potential impairment requires significant judgment. Goodwill is considered impaired when the fair value of a reporting unit is less than its carrying amount. In performing the impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We measure an impairment loss as the amount by which the carrying amount exceeds the estimated fair value.

Other Expense (Income)

Interest Expense

Interest expense consists of coupon rate interest expense on our long-term debt, as well as amortization of deferred financing costs and discounts. Discounts typically relate to the value bifurcated from the debt host for embedded warrants and derivatives.

Other Expense (Income), Net

Other expense (income), net primarily consists of interest income earned on our cash and cash equivalents. For the year ended January 31, 2026, this also included a partial refund of a one-time employee tax credit.

Loss (Gain) from Change in Fair Value of Financial Instruments

Loss (gain) from change in fair value of financial instruments primarily relates to mark-to-market changes on warrant and derivative instruments.

Loss on Extinguishment of Debt

Loss on extinguishment of debt represents the excess of the consideration paid to retire our Senior Secured Promissory Notes over its carrying amount, including discounts premiums and issuance costs associated with the extinguished debt.

Net Loss Before Income Taxes

Income Tax (Expense) Benefit

We account for income taxes in accordance with ASC Topic 740, Income Taxes (ASC 740). ASC 740 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

Income (Loss) From Equity Method Investments, Net

Income (loss) from equity method investments, net represents our proportionate share of earnings and losses from investments in unconsolidated entities over which we exercise significant influence, but do not maintain a controlling financial interest, as well as the impacts of revaluing our previously held equity method investments upon consolidation. Midwestern and Sermons Tech were accounted for as equity method investments from January 3, 2025 through June 11, 2025 and October 25, 2023 through August 1, 2025, respectively, at which point we obtained a controlling financial interest and consolidated the respective entities.

Consolidated Results of Operations

The following tables summarize key components of our results of operations for the periods presented. The comparability of our operating results is impacted by our business combinations and acquisitions. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Revenue:
Platform revenue	$57,208	$22,873	$34,335	150.1%
Platform solutions revenue	37,452	330	37,122	N/M
Other revenue	—	13	(13)	(100.0%)
Total revenue	94,660	23,216	71,444	307.7%
Operating expenses:
Cost of revenue (1) (2)	71,554	19,749	51,805	262.3%
Product development (2)	23,744	13,551	10,193	75.2%
Sales and marketing (2)	36,354	22,619	13,735	60.7%
General and administrative (2)	60,016	15,098	44,918	297.5%
Depreciation and amortization	11,163	7,714	3,449	44.7%
Impairment of goodwill	—	27,753	(27,753)	(100.0%)
Total operating expenses	202,831	106,484	96,347	90.5%
Operating loss	(108,171)	(83,268)	(24,903)	29.9%
Other expense (income):
Interest expense	14,347	4,738	9,609	202.8%
Other expense (income), net	(2,367)	(687)	(1,680)	244.5%
Loss (gain) from change in fair value of financial instruments	33,528	(1,301)	34,829	N/M
Loss on extinguishment of debt	7,473	—	7,473	N/M
Total other expense (income), net	52,981	2,750	50,231	N/M
Net loss before income taxes	(161,152)	(86,018)	(75,134)	87.3%
Income tax (expense) benefit	(362)	796	(1,158)	(145.5%)
Income (loss) from equity method investments, net	2,782	(580)	3,362	N/M
Net loss	(158,732)	(85,802)	(72,930)	85.0%
Less: net loss attributable to noncontrolling interests	(1,604)	(113)	(1,491)	N/M
Net loss attributable to common members	$(157,128)	$(85,689)	$(71,439)	83.4%

* N/M = not meaningful

(1)
Excludes depreciation and amortization.
(2)
Equity-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Year Ended January 31,
	2026	2025
	(in thousands)
Cost of revenue (1)	$11	$23
Product development	3,891	1,056
Sales and marketing	4,485	551
General and administrative	7,063	2,157
Total equity-based compensation	$15,450	$3,787

(1)
Excludes depreciation and amortization.

Comparison of the years ended January 31, 2026 and 2025

Revenue

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Revenue:
Platform revenue	$57,208	$22,873	$34,335	150.1%
Platform solutions revenue	37,452	330	37,122	N/M
Other revenue	—	13	(13)	N/M
Total revenue	$94,660	$23,216	$71,444	307.7%

Total revenue increased by $71.4 million, or 307.7%, for the year ended January 31, 2026, compared to the year ended January 31, 2025. This increase was primarily driven by an increase in platform solutions revenue of $37.1 million and an increase in platform revenue of $34.3 million.

Platform solutions revenue increased by $37.1 million primarily due to the acquisitions of Gloo Capital Partners Midwestern, Masterworks, and Servant during the year ended January 31, 2026, none of which contributed to platform solutions revenue for the year ended January 31, 2025. Additionally, the Gloo 360 offering was introduced to the market during the year ended January 31, 2026, and therefore did not contribute to platform solutions revenue for the year ended January 31, 2025.

Platform revenue increased by $34.3 million, primarily due to an increase in advertising revenue of $24.5 million and an increase in subscription revenue of $9.6 million during the year ended January 31, 2026, compared to the year ended January 31, 2025. Advertising revenue increased by $24.5 million as a result of the acquisition of Masterworks. Subscription revenue increased primarily as a result of an increased customer base driven by the broadening of our geographic and product footprint through strategic acquisitions, including Church Law & Tax, ChurchSalary and Visitor Reach.

Operating Expenses

Cost of Revenue

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Cost of revenue (1)	$71,554	$19,749	$51,805	262.3%
Product development	23,744	13,551	10,193	75.2%
Sales and marketing	36,354	22,619	13,735	60.7%
General and administrative	60,016	15,098	44,918	297.5%
Depreciation and amortization	11,163	7,714	3,449	44.7%
Impairment of goodwill	—	27,753	(27,753)	N/M
Total operating expenses	$202,831	$106,484	$96,347	90.5%

(1)
Excludes depreciation and amortization.

Cost of revenue (exclusive of depreciation and amortization) increased by $51.8 million, or 262.3%, for the year ended January 31, 2026, compared to the year ended January 31, 2025. The increase was primarily associated with the additional advertising revenue related to the acquisition of Masterworks which contributed to an increase in cost of revenue of $18.3 million. Additionally, cost of revenue increased $14.5 million related to salaries and wages due to increased headcount as a result of strategic acquisitions and $10.1 million due to increased infrastructure service usage.

Product Development

Product development expense increased by $10.2 million, or 75.2%, for the year ended January 31, 2026, compared to the year ended January 31, 2025, due primarily to increased wages and benefits of $9.8 million, inclusive of equity compensation of $2.8 million, related to our commitment to increase our internal engineering team to support the development of Gloo AI and invest in additional features of Gloo Workspace.

Sales and Marketing

Sales and marketing costs increased by $13.7 million, or 60.7%, for the year ended January 31, 2026, compared to the year ended January 31, 2025. The increase was primarily driven by higher compensation-related costs of $10.1 million, inclusive of a $3.9 million increase in equity compensation, as we invested in expanding our internal marketing team and enterprise sales team. During the year ended January 31, 2026, our marketing team focused its efforts on advertising Gloo Workspace and incurred an increase in agency fees related to our rebranding initiatives totaling $2.5 million.

General and Administrative

General and administrative expenses increased by $44.9 million or 297.5%, for the year ended January 31, 2026, compared to the year ended January 31, 2025. The increase was primarily driven by higher personnel expenses of $23.4 million, largely due to increased headcount to support expanded corporate functions as a public company and the integration of the Masterworks acquisition. We also incurred additional increases of $4.9 million of professional services fees related to incremental financial reporting requirements and activities associated with the transition to operating as a public company, $4.0 million of expenses related to our initial public offering that did not qualify for contra-equity treatment, and $3.9 million in professional fees related to our acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.4 million, or 44.7%, for the year ended January 31, 2026, compared to the year ended January 31, 2025. This increase is primarily related to $3.2 million of additional amortization expense in fiscal 2025 as compared to fiscal 2024, primarily attributable to intangible assets acquired through Capital Partner acquisitions during the year.

Impairment of Goodwill

We did not record any goodwill impairment during the year ended January 31, 2026. For the year ended January 31, 2025, we recorded a $27.8 million goodwill impairment charge related the goodwill recognized in connection with the Outreach Acquisition. Refer to Note 11, Goodwill to the Consolidated Financial Statements for further details.

Other Expense (Income)

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Interest expense	$14,347	$4,738	$9,609	202.8%
Other income, net	(2,367)	(687)	(1,680)	244.5%
Loss (gain) from change in fair value of financial instruments	33,528	(1,301)	34,829	N/M
Loss on extinguishment of debt	7,473	—	7,473	N/M
Total other expense (income), net	$52,981	$2,750	$50,231	N/M

* N/M = not meaningful

Interest Expense

Interest expense increased by $9.6 million, or 202.8% for the year ended January 31, 2026, compared to the year ended January 31, 2025. The increase was primarily due to higher net outstanding balances and higher interest rates on the Senior Secured Convertible Notes that were outstanding through November 19, 2025, and prior to our initial public offering and their conversion. The Senior Secured Convertible notes were extinguished in connection with our initial public offering and settled through the issuance of Class B common stock on November 20, 2025.

Other Expense (Income), Net

Other income, net increased by $1.7 million, or 244.5%, for the year ended January 31, 2026, compared to the year ended January 31, 2025. The increase was related to a one-time employee tax credit received during the ended January 31, 2026.

Loss (Gain) from Change in Fair Value of Financial Instruments

The change in fair value of financial instruments resulted in a loss of $33.5 million during the year ended January 31, 2026, compared to a gain of $1.3 million during the year ended January 31, 2025. The change was primarily the result of the establishment of and fair value adjustments to warrants and derivatives that were bifurcated from their debt hosts, including the final revaluation upon conversion of our Senior Secured Convertible Notes into Class B common stock. No such transaction occurred during the year ended January 31, 2025.

Loss on Extinguishment of Debt

We incurred a loss on extinguishment of debt of $7.5 million during the year ended January 31, 2026, as a result of the exchange of certain of our Original Senior Secured Notes to Senior Secured Convertible Notes. No such transaction occurred during the year ended January 31, 2025.

Net Loss Before Income Taxes

Income Tax (Expense) Benefit

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands)
Income tax (expense) benefit	$(362)	$796	$(1,158)	(145.5%)

During the year ended January 31, 2026, we recognized income tax expense of $0.3 million as compared to an income tax benefit of $0.8 million for the year ended January 31, 2025. The $1.2 million change from benefit to expense is primarily related to our Corporate Reorganization. Prior to November 19, 2025, Gloo was treated as a partnership for U.S. Federal and certain state and local income tax purposes and, as such was generally not subject to entity-level income taxes. Following the Corporate Reorganization, we became subject to U.S. Federal and state local income taxes.

Non-GAAP Financial Measures

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

Adjusted EBITDA has inherent limitations because it reflects the exercise of judgment by our management about which items to include or exclude. Accordingly, Adjusted EBITDA may not be directly comparable to similarly titled metrics used by other companies. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation provided below, as well as our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We define Adjusted EBITDA as net loss adjusted to exclude (1) interest expense, (2) income tax expense (benefit), (3) depreciation and amortization, (4) equity-based compensation, (5) impairment of goodwill, (6) loss (gain) from change in fair value of financial instruments, (7) restructuring costs, (8) transaction related bonuses, (9) loss on extinguishment of debt, (10) income (loss) from equity method investments, net, (11) interest income, (12) IPO related costs, and (13) one-time employee tax credit, that are not reflective of our core operating results. The following table presents a reconciliation of net loss attributable to common members, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA.

	Year Ended January 31,
	2026	2025
	(in thousands)
Net loss attributable to common stockholders and members	$(157,128)	$(85,689)
Net loss attributable to noncontrolling interests	(1,604)	(113)
Net loss	(158,732)	(85,802)
Adjusted to exclude:
Interest expense	14,347	4,738
Income tax expense (benefit)	362	(796)
Depreciation and amortization	11,163	7,714
Equity-based compensation	15,450	3,787
Impairment of goodwill	—	27,753
Loss (gain) from change in fair value of financial instruments	33,528	(1,301)
Restructuring costs	1,680	687
Transaction related bonuses	732	—
Loss on extinguishment of debt	7,473	—
Income (loss) from equity method investments, net	(2,782)	580
Interest income	(1,023)	(665)
IPO related costs	4,738	—
One-time employee tax credit	(1,285)	—
Adjusted EBITDA	$(74,349)	$(43,305)

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, our primary sources of liquidity have been net proceeds from the issuance of preferred equity and long-term debt financings from a broad-based group of investors, including significant funding from our co-founder, president, and chief executive officer, Mr. Beck, and his affiliates, and revenue generated from operations. Our principal uses of cash have included business acquisitions, investments in equity method investees, and funding operating losses.

As of January 31, 2026, we held cash and cash equivalents of $57.3 million and had an accumulated deficit of $40.1 million.

On November 19, 2025, we completed our initial public offering in which we issued 9,100,000 shares of our Class A common stock at a price of $8.00 per share. We received net proceeds of $67.2 million, after deducting underwriting discounts, commissions and offering expenses. On November 24, 2025, the underwriters made a partial exercise of their option by purchasing an additional 684,688 shares of our Class A common stock at the original public offering price of $8.00 per share. We received additional net proceeds of $5.1 million, after subtracting underwriting discounts and commissions. We incurred $7.3 million of costs related to the IPO, in addition to underwriting discounts, commissions and expenses. Additionally, in connection with the closing of our IPO, an aggregate of $137.9 million of outstanding principal and accrued interest, net of $5.2 million of discounts, owed under the Senior Secured Convertible Notes automatically converted to an aggregate of 22,363,700 shares of Class B common stock on November 20, 2025, based on a conversion price of $6.40 per share, as set forth in the Senior Secured Convertible Notes. See Note 15, Debt — Senior Secured Convertible Notes, to our audited consolidated financial statements included in Part II, Item 8 of this report.

Our primary funding requirements are for our ongoing business operations, outstanding debt obligations, business acquisitions, and strategic investments. The principal amount of our outstanding consolidated debt aggregated to $36.5 million, of which $5.8 million is classified as current in our consolidated balance sheet. As of January 31, 2026, we had $13.0 million principal outstanding under our Senior Secured Promissory Notes. We do not have any available borrowing capacity on existing debt instruments.

During the year ended January 31, 2026, we completed nine acquisitions, including the remaining 56.8% of Sermons Tech, for an aggregate contractual purchase price of $76.4 million and a GAAP purchase price of $77.2 million. These acquisitions contributed to revenue growth during the year and increased our operating expenses and cash used in investing activities. We expect these acquisitions to continue driving revenue growth and supporting our strategic objectives in future periods.

Looking ahead, management’s assessment of our ability to continue as a going concern involved evaluating our forecasted liquidity needs and overall financial condition over a period of at least 12 months from the date the financial statements are available to be issued. As part of this assessment, management considered our current financial condition, which is characterized by recurring operating losses, negative cash flows, limited liquid resources and dependence on external financing, as well as the funds required to execute our business plan over the evaluation period. Based on these factors, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date the financial statements are available to be issued.

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

The consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Year Ended January 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(80,499)	$(46,134)
Investing activities	(24,245)	(14,926)
Financing activities	148,971	61,177
Effect of exchange rate changes on cash and cash equivalents	(509)	—
Net increase in cash, cash equivalents, and restricted cash	$43,718	$117

Operating Activities

Net cash used in operating activities was $80.5 million for the year ended January 31, 2026, compared to $46.1 million for the year ended January 31, 2025. The increase in cash used in operating activities was primarily attributable to an increase in net loss of $72.9 million for the year ended January 31, 2026, compared to the year ended January 31, 2025. This increase was partially offset by a net increase in non-cash charges of $32.7 million, primarily driven by a $34.8 million change in fair value of financial instruments, an increase in equity-based compensation of $11.7 million, and a $7.5 million loss on extinguishment of debt. These increases were partially offset by the absence of the $27.8 million goodwill impairment charge recorded in the prior year.

Investing Activities

Net cash used in investing activities was $24.2 million for the year ended January 31, 2026, compared to $14.9 million for the year ended January 31, 2025. The $9.3 million increase in cash used was primarily driven by an increase of $8.3 million of cash used for acquisitions and an increase in investments in capitalized software of $2.7 million.

Financing Activities

Net cash provided by financing activities was $149.0 million for the year ended January 31, 2026, compared to $61.2 million for the year ended January 31, 2025. The $87.8 million increase in net cash was primarily driven by $65.0 million of proceeds from the issuance of Class A common stock in our initial public offering, net of underwriting discounts, commissions, underwriter expenses, and other offering costs, as well as an increase of $21.2 million related to proceeds from the issuance of Senior Secured Convertible Notes as compared to proceeds received from debt issuances during the prior year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and other assumptions in accordance with U.S. GAAP that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates are discussed below:

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), and, for certain funding arrangements, ASC Subtopic 958-605, Not-for-Profit Entities—Revenue Recognition. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to receive. Our revenue consists primarily of subscription revenue, marketplace revenue and advertising revenue, the three of which comprise platform revenue, as well as platform solutions revenue and other revenue. We determine revenue recognition in accordance with ASC 606 through the following five steps:

1.
Identification of the contract, or contracts, with the customer.
2.
Identification of the performance obligations in the contract.
3.
Determination of the transaction price.
4.
Allocation of the transaction price to the performance obligations in the contract.
5.
Recognition of revenue when, or as, a performance obligation is satisfied.

For contracts involving multiple performance obligations, the total transaction price is allocated based on the relative stand-alone selling price (SSP) of each distinct obligation. SSP is determined using observable prices charged to similar customers whenever available. In instances where observable SSPs are not available, we estimate SSPs based on market conditions, historical pricing practices and internal pricing guidelines. SSP ranges are periodically reassessed, and allocations are updated prospectively for new contracts.

Our contracts may include variable consideration such as estimated refunds, coupons, incentives and adjustments, accounted for as reductions of revenue to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Judgment is exercised in determining SSP and estimating variable consideration. We continually assess these estimates based on historical experience and market conditions.

Subscription revenue consists primarily of software-as-a-service (SaaS) offerings. Customers typically receive continuous access to our SaaS offerings, which includes ongoing updates and support. Revenue from these subscriptions is recognized ratably over the contractual period, beginning on the date the service is made available to the customer. Subscription contracts can be billed annually in advance, quarterly in advance or monthly, and payments are due within standard commercial terms. Our contracts do not typically contain significant financing components.

Marketplace revenue includes sales of physical and digital products such as books, publications, curriculum materials, marketing materials and church supplies through our online marketplace and online stores of consolidated Gloo Capital Partners. Revenue from marketplace sales is recognized at a point in time upon shipment for physical goods or when made available to the customer for download for digital goods, which is when control of the product transfers to the customer.

We generally assume the role of supplier and act as the principal in these transactions and therefore recognize revenue on a gross basis. At the time of entering into an agreement with the customer, we maintain control of the inventory originally purchased from vendors or suppliers and are viewed as the primary obligor to the customer. We have discretion in establishing pricing for the products, which is established at the time of signing the agreement, and bears certain risks associated with the products, including inventory risk. In these instances, the customer purchases directly from us and looks to us as responsible for fulfillment and resolution of any product-related issues.

Advertising revenue consists of digital advertising services provided through our websites and those of our consolidated Gloo Capital Partners, as well as campaign management services. We offer advertising under fixed-fee campaigns, recognizing revenue ratably over the campaign period, and performance-based arrangements priced on a cost-per-click basis, recognizing revenue as clicks occur. We apply the invoice practical expedient to performance-based advertising, as billings correspond directly to services provided.

We also offer campaign management services which includes strategy and creative consulting services, mail campaigns, digital media campaigns, data and analytics, email campaigns and SMS campaigns. Revenue from these services is recognized over time using an input method based on actual costs incurred relative to budgeted costs. In providing advertising and campaign services, we generally engage third-party vendors for printing, postage, data acquisition and media placement. We act as the principal in these arrangements because we control the specified services before they are transferred to the customer, we have discretion in selecting and directing vendors, and we are responsible for fulfilling the services. Accordingly, advertising revenues are reported on a gross basis and related third-party costs are recorded in cost of revenue.

Platform solutions revenue includes services such as strategic consulting, marketing execution, technology enablement and call center operations. We recognize revenue from these services over time as customers simultaneously receive and consume the benefits provided. Certain platform solutions contracts include fees that are subject to a high degree of variability, dependent upon the successful fundraising efforts of our customers. Due to this variability, we constrain revenue to amounts for which it is probable that there will not be a significant reversal of cumulative revenue recognized.

Other revenue recognized arises from contributions received through non-reciprocal funding arrangements. Contributions from nonprofit organizations provide third-party beneficiaries access to our subscription services. Revenue under these arrangements is recognized ratably over the period of time we provide beneficiaries access to the platform, corresponding with the lapse of the donor-imposed conditions.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. This method requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed, as well as any noncontrolling interests, at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets, liabilities and any noncontrolling interests is recorded as goodwill. When determining the fair value of assets acquired, liabilities assumed and any noncontrolling interests, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. The amounts and estimated useful lives assigned to intangible assets acquired in business combinations impact the amount and timing of future amortization expense. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill, if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, consisting primarily of third-party legal and consulting costs, are expensed as incurred.

Equity-Based Compensation

We measure and recognize compensation expense for all equity-based awards granted to employees, directors, and non-employees, based on the estimated fair value of the awards on the date of grant. Generally, equity-based compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are accounted for in the period in which they occur.

The fair value of each common stock option, common unit option and profits interest unit granted is estimated using either the hybrid method, which includes the Probability-Weighted Expected Return Method (PWERM) and/or the Black-Scholes option-pricing model (Black-Scholes model). The determination of the grant date fair value of issued awards is affected by a number of variables, including the fair value of our underlying common stock or units, our expected common stock or unit price volatility over the term of the award, the expected term of the award, risk-free interest rates and the expected dividend yield of our common units.

Common Unit and Profits Interest Unit Valuation

Historically, for all periods prior to our IPO, the fair value of the shares of common units underlying our share-based awards, and our profits interests units, were estimated on each grant date by our board of directors with input from management and contemporaneous third-party valuations. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common units. Given the absence of a public trading market for our common units and profits interests units, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common units and profits interests units, including:

•
Our actual operating results and financial performance;
•
Conditions in the industry and economy in general;
•
The rights, preferences and privileges of our Series A preferred units relative to those of our common units;
•
The likelihood of achieving a liquidity event for the holders of our common units, such as an initial public offering or a course of staying privately held, given prevailing market conditions;
•
Equity market conditions affecting comparable public companies and the market performance of comparable publicly traded companies;
•
The U.S. and global capital market conditions; and,
•
The lack of marketability of our common units and profits interests units and the results of independent third-party valuations. Valuations of our common units were prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the FASB in ASC Topic 718, Stock Compensation (ASC 718), ASC 820, as well as the AICPA in its Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In valuing our common units, the fair value of our business was determined using various valuation methods, including combinations of income and market approaches, with input from management. The income approach estimates value based on the expectation of future cash flows that we may generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date, adjusted to reflect the inherent risks in our cash flows. The market approach estimates value based on a comparison to comparable public companies in a similar line of business and may also include backsolves, which infers our value from recent financing rounds or tender offers. From these comparable companies, a representative market value multiple is determined and then applied to our financial forecasts to estimate its value.

For each valuation, the enterprise value determined by the income and/or market approaches was then allocated to the common stock using the option pricing method, or OPM, or a hybrid of the PWERM and OPM, which estimates the probability weighted value across multiple scenarios but uses OPM to estimate the allocation of value within one or more of those scenarios.

The OPM method allows for the allocation of a company’s equity value among the various equity capital owners. The OPM uses the preferred unitholders’ liquidation preferences, participation rights, dividend policy and conversion rights to determine how proceeds from a liquidity event would be distributed among the various ownership classes at a future date. The PWERM method involves the estimation of future potential outcomes for the company, as well as values and probabilities associated with each respective potential outcome. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include a liquidity event, as well as non-liquidity event market-based outcomes. Determining the fair value of the enterprise using the PWERM requires the development of assumptions and estimates for both the probability of a liquidity event and stay private outcomes, as well as the values those outcomes could yield.

The application of these approaches and methodologies involves the use of highly complex and subjective estimates, judgments and assumptions, such as those regarding our expected future revenue, expenses and cash flows; discount rates; market multiples; the selection of comparable public companies; and the probability and timing of possible future events. Changes in any or all of these estimates and assumptions, or the relationships between those assumptions, impact our valuations as of each valuation date and may have a significant impact on the valuation of our common units.

For valuations after the completion of our IPO, the board of directors will determine the fair value of each share of underlying common stock based on the closing price of our Class A common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in market conditions.

Derivative Liabilities

We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815). Warrants classified as equity are recorded at fair value as of the date of issuance on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Complex Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate our financial instruments, including options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We value derivatives using the Black-Scholes model or other acceptable valuation models. Derivative instruments are valued at inception, upon events such as an exercise of the underlying financial instrument and at subsequent reporting periods. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

We review the terms of debt instruments, equity instruments and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument.

Accounting for Impairment of Goodwill

Goodwill and indefinite-lived intangible assets are not amortized, but instead are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment tests are conducted during the fourth quarter. When we believe it is appropriate, we may elect to first perform the optional qualitative assessment for certain of our reporting units. Factors considered in this assessment include economic, industry and company-specific factors in assessing the fair value of the related reporting unit. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of a goodwill impairment charge for the differential (up to the carrying value of goodwill).

We determine the fair value of our reporting units using a combination of the income and market approaches. Under this hybrid approach, we calculate the fair value of our reporting unit based on the present value of future cash flows equally weighted with valuations based on trading multiples derived from publicly traded companies that are most similar to our reporting unit. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to measure fair value and to identify comparably public company multiples. Our estimates of future cash flows consider past performance, internal projections and operating plans which incorporate estimates for sales growth and profitability, and cash flows associated with taxes and capital spending. We believe such assumptions also reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar valuation purposes. Such assumptions are subject to change due to changing economic and competitive conditions.

Emerging Growth Company Status

As an emerging growth company (EGC), the JOBS Act, Section 107, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act for the implementation of new or revised accounting standards and as a result of this election, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last date of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year in which the fifth anniversary of our IPO occurred, or January 31, 2031.

Off-Balance Sheet Arrangements

We do not have nor do we enter into off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in Part II, Item 8 of this report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

Gloo Holdings, Inc

Midwestern Interactive, LLC

Consolidated Financial Statements for the Year Ended December 31, 2024

Consolidated Financial Statements for the period January 1, 2025 through June 11, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Gloo Holdings, Inc.

Boulder, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gloo Holdings, Inc. (the "Company") as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, mezzanine equity and stockholders’ equity and members’ deficit, and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses, negative cash flows, has limited liquid resources, and is dependent on external financing, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/Crowe LLP/

We have served as the Company's auditor since 2024.

Los Angeles, California

April 15, 2026

GLOO HOLDINGS, INC.

Consolidated Balance Sheets

	January 31,
	2026	2025
	(in thousands, except share and unit data)
ASSETS
Current assets:
Cash and cash equivalents	$57,307	$13,592
Restricted cash	255	252
Accounts receivable, net of allowance for credit losses of $75 and $68, respectively (1)	10,697	623
Inventory, net	1,397	1,460
Contract assets	1,259	—
Prepaid expenses and other current assets	4,689	2,388
Total current assets	75,604	18,315
Property and equipment, net	4,166	2,303
Capitalized software, net	30,078	23,578
ROU operating lease asset (2)	8,705	3,835
Long-term investments	100	33,252
Other non-current assets	370	209
Intangible assets, net	37,283	11,431
Goodwill	107,353	27,901
Total assets	$263,659	$120,824

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable (3)	$9,356	$3,613
Accrued compensation	8,397	4,538
Accrued liabilities	6,414	3,521
Acquisition-related liabilities, current	2,056	1,350
Deferred revenue	14,581	3,725
Debt, current (4)	5,812	3,177
Lease liabilities, current (5)	1,925	685
Total current liabilities	48,541	20,609
Acquisition-related liabilities, non-current	1,346	100
Debt, non-current (6)	29,485	66,959
Lease liabilities, non-current (7)	7,076	3,095
Derivative liability (8)	399	832
Deferred income taxes	4,353	1,911
MW Call Option	12,858	8,793
Other non-current liabilities	1,919	4,633
Total liabilities	105,977	106,932

Commitment and Contingencies (See Note 14)

Mezzanine Equity:
Series A Preferred Units, no par value; no units authorized, issued or outstanding, with zero liquidation preference as of January 31, 2026; and 39,250,615 authorized, 37,809,982 units issued, and 37,532,207 units outstanding, with an aggregate liquidation preference of $432.7 million as of January 31, 2025	—	351,887
Redeemable NCI	3,559	—
Total mezzanine equity	3,559	351,887

Stockholders' Equity and Members’ Deficit:
Preferred stock, par value $0.001 per share, 100,000,000 shares authorized, and no shares issued or outstanding as of January 31, 2026	—	—
Common member units, no par value; no units authorized, issued or outstanding as of January 31, 2026; and 13,217,025 units authorized and 8,201,191 units issued and outstanding as of January 31, 2025	—	—
Class A, $0.001 par value, 5,000,000,000 shares authorized, and 11,405,352 issued and outstanding as of January 31, 2026	11	—
Class B, $0.001 par value, 100,000,000 shares authorized, 69,465,772 issued and 69,166,937 outstanding as of January 31, 2026	70	—
Treasury stock, at cost; 298,835 shares as of January 31, 2026; and no shares as of January 31, 2025	(3,771)	—
Additional paid-in capital	178,619	23,591
Accumulated deficit	(40,119)	(368,312)
Accumulated other comprehensive income	364	—
Equity (deficit) attributable to stockholders and members	135,174	(344,721)
Equity attributable to noncontrolling interests	18,949	6,726
Total stockholders' equity and members’ deficit	154,123	(337,995)
Total liabilities, mezzanine equity, and stockholders' equity and members’ deficit	$263,659	$120,824

(1)
Includes related party accounts receivable of $0.2 million and $0.2 million as of January 31, 2026 and 2025, respectively.
(2)
Includes related party leases of $5.1 million and $3.6 million as of January 31, 2026 and 2025, respectively.
(3)
Includes related party accounts payable of $1.0 million and $0.6 million as of January 31, 2026 and 2025, respectively.
(4)
Includes current debt from related parties of $4.0 million and $0.1 million as of January 31, 2026 and 2025, respectively.
(5)
Includes related party leases of $1.0 million and $0.5 million as of January 31, 2026 and 2025, respectively.
(6)
Includes non-current debt from related parties of $24.5 million and $56.2 million as of January 31, 2026 and 2025, respectively.
(7)
Includes related party leases of $4.2 million and $3.1 million as of January 31, 2026 and 2025, respectively.
(8)
Includes the derivative liability associated with non-current debt from related parties of $0.3 million and $0.8 million as of January 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GLOO HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended January 31,
	2026	2025	2024
	(in thousands, except share, per share, unit, and per unit data)
Revenue (1):
Platform revenue	$57,208	$22,873	$2,176
Platform solutions revenue	37,452	330	13,325
Other revenue	—	13	5,788
Total revenue	94,660	23,216	21,289
Operating expenses:
Cost of revenue (2)	71,554	19,749	6,471
Product development (3)	23,744	13,551	17,780
Sales and marketing	36,354	22,619	23,560
General and administrative (4) (5)	60,016	15,098	13,300
Depreciation and amortization	11,163	7,714	4,685
Impairment of goodwill	—	27,753	—
Total operating expenses	202,831	106,484	65,796
Operating loss	(108,171)	(83,268)	(44,507)
Other expense (income):
Interest expense (6)	14,347	4,738	3,796
Other income, net	(2,367)	(687)	(45)
Loss (gain) from change in fair value of financial instruments	33,528	(1,301)	—
Loss on extinguishment of debt	7,473	—	—
Total other expense (income), net	52,981	2,750	3,751
Net loss before income taxes	(161,152)	(86,018)	(48,258)
Income tax (expense) benefit	(362)	796	106
Income (loss) from equity method investments, net	2,782	(580)	(161)
Net loss	(158,732)	(85,802)	(48,313)
Less: net loss attributable to noncontrolling interests	(1,604)	(113)	—
Net loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(157,128)	$(85,689)	$(48,313)

Net loss per share attributable to common stockholders of Gloo Holdings, Inc. (Class A and Class B) and units of members of Gloo Holdings, LLC, respectively	$(8.03)	$(13.65)	$(10.12)
Weighted-average common shares (Class A and Class B) of Gloo Holdings, Inc. and units of Gloo Holdings, LLC used to compute net loss per share and unit, respectively, basic and diluted	22,696,229	7,764,474	7,579,858

(1)
Includes revenues from related parties of $4.2 million, $0.3 million and nil for the years ended January 31, 2026, 2025, and 2024, respectively.
(2)
Excludes depreciation and amortization.
(3)
Includes product development costs from related parties of $2.1 million, nil and nil for the years ended January 31, 2026, 2025, and 2024, respectively.
(4)
Includes lease expense from related parties of $1.1 million, nil, and nil for the years ended January 31, 2026, 2025, and 2024, respectively.
(5)
Includes general and administrative expense from related parties of $0.2 million, nil, and nil for the years ended January 31, 2026, 2025, and 2024, respectively.
(6)
Includes net charges from related parties of $11.9 million, nil, and nil for the years ended January 31, 2026, 2025, and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GLOO HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net loss	$(158,732)	$(85,802)	$(48,313)
Other comprehensive income:
Foreign currency translation adjustments	364	—	—
Comprehensive loss	(158,368)	(85,802)	(48,313)
Less: comprehensive loss attributable to noncontrolling interests	(1,604)	(113)	—
Comprehensive loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(156,764)	$(85,689)	$(48,313)

The accompanying notes are an integral part of these consolidated financial statements.

GLOO HOLDINGS, INC.

Consolidated Statements of Mezzanine Equity and Stockholders' Equity and Members’ Deficit

	Mezzanine Equity			Stockholders' and Members’ Equity
	Series A Preferred Units			Common Units		Class A		Class B		Treasury Stock
(in thousands, except unit and share data)	Units	Amount	Noncontrolling Interests	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity and Members’ Deficit
Balance as of February 1, 2023	24,849,158	$160,066	$—	7,579,858	$—	—	$—	—	$—	—	$—	$5,335	$—	$(234,310)	$—	$(228,975)
Issuance of Series A Preferred Units (net of $535,691 issuance costs)	2,513,650	44,710	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Member advances received, net	—	—	—	—	—	—	—	—	—	—	—	14,800	—	—	—	14,800
Conversion of member advances to Series A Preferred Units	1,000,000	18,000	—	—	—	—	—	—	—	—	—	(18,000)	—	—	—	(18,000)
Conversion of convertible debt to Series A Preferred Units, inclusive of accrued interest	6,679,121	90,168	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Units and put option in connection with an acquisition	1,111,111	20,000	—	—	—	—	—	—	—	—	—	11,900	—	—	—	11,900
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	914	—	—	—	914
Net loss attributable to common members of Gloo Holdings, LLC	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,313)	—	(48,313)
Balance as of January 31, 2024	36,153,040	$332,944	$—	7,579,858	$—	—	$—	—	$—	—	$—	$14,949	$—	$(282,623)	$—	$(267,674)
Issuance of Series A Preferred Units in connection with acquisitions and investments	1,361,111	18,618	—	—	—	—	—	—	—	—	—	1,540	—	—	6,839	8,379
Issuance of common units issued in connection with acquisitions	—	—	—	458,333	—	—	—	—	—	—	—	3,616	—	—	—	3,616
Issuance of Series A Preferred Units	18,056	325	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	163,000	—	—	—	—	—	—	—	489	—	—	—	489
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(113)	(113)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	2,997	—	—	—	2,997
Net loss attributable to common members of Gloo Holdings, LLC	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,689)	—	(85,689)
Balance as of January 31, 2025	37,532,207	$351,887	$—	8,201,191	$—	—	$—	—	$—	—	$—	$23,591	$—	$(368,312)	$6,726	(337,995)
Issuance of Series A Preferred Units in connection with acquisitions and investments	967,231	12,085	—	—	—	—	—	—	—	—	—	2,503	—	—	13,626	16,129
Issuance of Barna Units Put Options	—	—	3,760	—	—	—	—	—	—	—	—	—	—	—	—	—
Outstanding shares converted to Treasury Shares upon Business Combinations shares reacquired	(21,057)	(379)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Units	45,400	818	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	144,030	—	—	—	—	—	—	—	564	—	—	—	564
Member advances converted to Convertible Promissory Notes	—	—	—	—	—	—	—	—	—	—	—	(31,200)	—	—	—	(31,200)
Member Advances received, net of amounts refunded	—	—	—	—	—	—	—	—	—	—	—	31,200	—	—	—	31,200
Effect of the Corporate Reorganization	(38,523,781)	(364,411)	—	(8,345,221)	—	—	—	47,167,837	47	(298,835)	(3,771)	(113,917)	—	485,321	—	367,680
Conversion of Senior Secured Convertible Notes into Class B common stock	—	—	—	—	—	—	—	22,363,700	23	—	—	178,887	—	—	—	178,910
Issuance of Class A common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	—	9,784,688	10	—	—	—	—	64,982	—	—	—	64,992
Issuance of Class A common stock in connection with acquisitions	—	—	—	—	—	1,159,264	1	—	—	—	—	6,468	—	—	—	6,469
Exercise of common stock options	—	—	—	—	—	—	—	19,742	—	—	—	74	—	—	—	74
Issuance of restricted common stock	—	—	—	—	—	346,244	—	29,649	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	115,156	—	(115,156)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	15,467	—	—	—	15,467
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	364	—	—	364
Net loss attributable to stockholders of Gloo Holdings, Inc	—	—	—	—	—	—	—	—	—	—	—	—	—	(157,128)	—	(157,128)
Net loss attributable to noncontrolling interests	—	—	(201)	—	—	—	—	—	—	—	—	—	—	—	(1,403)	(1,403)
Balance as of January 31, 2026	—	$—	3,559	—	$—	11,405,352	11	69,465,772	$70	(298,835)	(3,771)	$178,619	$364	(40,119)	18,949	154,123

The accompanying notes are an integral part of these consolidated financial statements.

GLOO HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Operating activities:
Net loss	$(158,732)	$(85,802)	$(48,313)
Adjustments to reconcile net loss attributable to common stockholders and members to net cash used in operating activities:
Equity-based compensation expense	15,450	3,787	1,868
Depreciation and amortization	11,163	7,714	4,685
Amortization of deferred financing costs	3,249	692	162
Provision for expected credit losses	396	64	5
Provision for inventory write-offs	123	274	—
Lease expense	2,098	1,179	689
Deferred income taxes	(140)	(796)	(106)
Loss (gain) from change in fair value of financial instruments	33,528	(1,301)	—
(Income) loss from equity method investments, net	(2,782)	580	161
Loss on extinguishment of debt	7,473	—	193
Debt assumed through PIK interest	3,474	1,381	—
Forgiveness of forgivable notes	—	—	(5,376)
Impairment of goodwill	—	27,753	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,864)	(236)	286
Prepaid expenses and other current assets	(40)	(1,173)	(578)
Other non-current assets	(1,249)	(50)	(55)
Accounts payable	2,814	(63)	874
Accrued expenses and other current liabilities	3,820	(904)	2,544
Deferred revenue	1,611	1,571	(513)
Other non-current liabilities	109	(804)	2,092
Net cash used in operating activities	(80,499)	(46,134)	(41,382)
Investing activities:
Purchases of property and equipment	(1,189)	(425)	(450)
Capitalized internal-use software costs	(12,822)	(10,169)	(4,367)
Purchases of equity method investments	—	(2,401)	(444)
Acquisitions, net of cash acquired	(10,234)	(1,931)	(19,221)
Net cash used in investing activities	(24,245)	(14,926)	(24,482)
Financing activities:
Payments on debt	(4,316)	(230)	(17)
Proceeds from debt	81,925	60,680	18,180
Payments of deferred financing costs	(85)	(87)	—
Proceeds from Member Advances received, net	5,000	489	14,800
Proceeds from Series A Preferred Units issuance	817	—	45,246
Proceeds from exercise of common stock and common unit options	639	325	—
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	64,991	—	—
Payment of equity issuance costs	—	—	(536)
Net cash provided by financing activities	148,971	61,177	77,673
Effect of exchange rate changes on cash and cash equivalents	(509)	—	—
Net increase in cash, cash equivalents and restricted cash	43,718	117	11,809
Cash, cash equivalents, and restricted cash
Beginning of period	13,844	13,727	1,918
End of period	$57,562	$13,844	$13,727
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,013	$3,442	$3,796
Cash paid for taxes, net of refunds	167	—	—
Supplemental disclosure of non-cash investing and financing activity:
Conversion of convertible debt to Series A Preferred Units, inclusive of accrued interest	$—	$—	$90,168
Conversion of Series A preferred units into Class B common stock	364,411	—	—
Conversion of Senior Secured Convertible Notes into Class B common stock	137,937	—	—
Derecognition of embedded derivative	40,972	—	—
Issuance of Series A Preferred Units in connections with acquisitions	—	4,850	31,900
Acquisitions of equity method investment included in accrued liabilities	—	—	1,556
ROU assets obtained in acquisition	2,206	—	3,496
ROU assets obtained in exchange for new lease liabilities	1,934	—	505
Derivatives and warrants bifurcated from debt	—	6,685	—
Acquisition of equity method investment included in debt and equity	—	20,526	—
Warrant liability issued in connection with equity method investment	—	8,792	—
Equity-based compensation capitalized as part of internal-use software	—	10,545	—

The accompanying notes are an integral part of these consolidated financial statements.

GLOO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

1.
Nature of Business

Business

Gloo Holdings, Inc., together with its consolidated subsidiaries (“Gloo” or the “Company”), provides a breadth of products, services, and solutions to the two primary stakeholders at the core of the faith and flourishing ecosystem: (1) network capability providers (“NCPs”) and (2) the churches and frontline organizations (“CFLs”) they serve. The Company’s mission is to build the leading technology platform for the faith and flourishing ecosystem, which is one of the largest, oldest, and least-digitized ecosystems in the world.

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

In connection with the Corporate Reorganization, all outstanding equity interests of Gloo Holdings, LLC, including preferred, common and profit units, were exchanged for shares of Class B common stock of Gloo Holdings, Inc. on a three-for-one basis (the “Reverse Split”), with profit units exchanged for restricted or unrestricted shares subject to their original vesting conditions and hurdle rates. Refer to Note 18, Stockholders' Equity and Members' Deficit for additional information.

On November 19, 2025, the Company’s Class A common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “GLOO,” with the Company issuing 9,100,000 shares of its Class A common stock at a public offering price of $8.00 per share for net proceeds of $67.2 million, after deducting underwriting discounts, commissions and offering expenses. On November 24, 2025, the underwriters made a partial exercise of their option by purchasing an additional 684,688 shares of the Company’s Class A common stock at the original public offering price of $8.00 per share. The Company received additional net proceeds of $5.1 million, after subtracting underwriting discounts and commissions of $0.4 million. The Company incurred $7.3 million of offering costs in addition to underwriting discounts, commissions and expenses.

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Corporate Reorganization is accounted for as a combination of entities under common control, with no change in the basis of the assets and liabilities of the historical consolidated entity. As a result, the consolidated financial statements of Gloo Holdings, Inc. will represent a continuation of the historical consolidated financial statements of Gloo Holdings, LLC. All historical unit, option and per-unit information presented in these consolidated financial statements has been retrospectively adjusted, where applicable, to reflect the Reverse Split for all periods presented.

Going Concern

Since inception, the Company has incurred cumulative losses from operations. The Company has funded its operations and capital needs primarily through equity and debt financings and revenue generated from operations. The Company held cash and cash equivalents of $57.3 million and had an accumulated deficit of $40.1 million as of January 31, 2026. Additionally, the Company incurred a net loss of $158.7 million and used $80.5 million of cash in operating activities for the year ended January 31, 2026. The Company’s plans include generating revenue through subscriptions of its expanding technology and AI offerings, increased marketplace offerings and growing advertising services, as well as seeking external sources of liquidity. If adequate funds are not available, the Company will need to raise additional funds to meet its long-term strategic plans. Management believes it will be able to obtain additional capital to fund its operations, however, there are no assurances that the Company will be able to raise additional capital on terms acceptable to the Company or at all. If such plans are not implemented on a timely basis, management may delay or modify the Company’s business plans, potentially including the timing of planned capital expenditures, development and other planned activities, all of which, individually or in the aggregate, could have material negative consequences to the Company and its financial condition, results of operations and business relationships.

In connection with the preparation of these consolidated financial statements, management evaluated conditions and events known and reasonably knowable that could adversely affect the Company’s ability to meet its obligations through one year from the date the consolidated financial statements are issued. Management’s assessment considered the Company’s current financial condition, characterized by recurring operating losses, negative cash flows, limited liquid resources, and dependence on external financing, as well as the funds required to execute its business plan over the evaluation period. Based on these factors, the Company has concluded there is substantial doubt about its ability to continue as a going concern for at least twelve months from the date the consolidated financial statements are issued.

The consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gloo Holdings, Inc., its wholly-owned subsidiaries, less-than-wholly-owned subsidiaries in which the Company holds a controlling financial interest, and variable interest entities (“VIEs”) for which the Company has determined it is the primary beneficiary. The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All material intercompany accounts and transactions have been eliminated in consolidation. The interests of the minority owners in less-than-wholly-owned subsidiaries are accounted for as non-controlling interests. Ownership interests in unconsolidated entities for which the Company has significant influence are accounted for using the equity method of accounting.

The Company's fiscal year ends on January 31. Fiscal year 2025, fiscal year 2024, and fiscal year 2023 refer to the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

Segment Information

The Company’s Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker (“CODM”). The Company’s CODM reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates in a single reportable segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical and anticipated results and trends, and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Management evaluates these estimates, judgments and assumptions on an ongoing basis. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements. Significant estimates reflected in the consolidated financial statements include revenue recognition, including the stand-alone selling prices (“SSP”) for each distinct performance obligation; internal-use software development costs; the useful lives of long-lived assets; the net realizable value of inventory; the reserve for expected credit losses; income taxes; equity-based compensation; the valuation of the Company’s common membership units, equity awards and other financial instruments; the fair value of assets and noncontrolling interest acquired and liabilities assumed in business combinations; valuation of consideration transferred in business combinations; the fair value of the call option associated with the Midwestern Interactive, LLC (“Midwestern”) acquisition; the incremental borrowing rate used to determine operating lease right-of-use assets and lease liabilities; the fair value of derivative and warrant liabilities; and legal and other loss contingencies.

Business Combinations

If an acquired set of assets and activities meets the definition of a business, the Company accounts for the transaction using the acquisition method of business combinations from the date of the acquisition in accordance with ASC 805. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired, liabilities assumed, and any noncontrolling interests at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. The purchase price, which may include cash, equity consideration, and contingent consideration, is allocated based on these fair values. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

If the acquired set of assets and activities does not meet the definition of a business, the Company accounts for the transaction as an asset acquisition in accordance with ASC Subtopic 805-50, Acquisition of Assets Rather than a Business.

Noncontrolling Interests

The Company accounts for an equity interest in a less-than-wholly owned consolidated subsidiary that is not attributable, either directly or indirectly, to the Company as noncontrolling interest in accordance with ASC Topic 810, Consolidation (“ASC 810”).

Noncontrolling interest (“NCI”) is typically recognized as equity in the Company’s consolidated balance sheets and presented separately from the equity attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively. Any change in ownership of a less-than-wholly-owned consolidated subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. The amounts of consolidated net income or loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively, and noncontrolling interest are separately presented in the consolidated statements of operations. The Company’s net loss per share or unit attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings LLC, respectively, excludes net losses attributable to noncontrolling interests.

Noncontrolling interests that are redeemable outside the Company’s control at fixed or determinable prices and dates are presented as mezzanine equity in the consolidated balance sheets. Redeemable noncontrolling interests are recorded at the greater of the redemption fair value or the carrying value of the noncontrolling interest and adjusted each reporting period for income, loss and any distributions made. Remeasurements to the redemption value of the redeemable noncontrolling interest are recorded with corresponding adjustments against additional paid in capital. The Company has a redeemable noncontrolling interest related to an acquisition as the minority interest owner holds a put option which may require the Company to purchase its interest in certain scenarios.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company maintains cash and cash equivalent balances in financial institutions that may at times exceed federally-insured limits. The Company has not experienced any losses in such accounts.

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal. The Company defines restricted cash as cash that cannot be withdrawn or used for general operating activities. Restricted cash includes amounts held to collateralize outstanding credit card borrowing facilities and is classified as current or noncurrent assets based on the nature and duration of the restriction. As of January 31, 2026 and 2025, the Company did not have any non-current restricted cash balances. All restricted cash amounts are expected to be used within one year and are therefore classified as current assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as presented in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	January 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$57,307	$13,592
Restricted cash	255	252
Total cash, cash equivalents, and restricted cash	$57,562	$13,844

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists primarily of prepaid license fees, sponsorships, escrow, and other expenses paid in advance of being incurred.

Accounts Receivable, Net of Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amounts, net of allowance. The Company maintains an allowance for expected credit losses for amounts it does not expect to collect. In establishing an estimated allowance, the Company considers the financial condition and credit quality of its customers, historical losses, current market conditions, the age of the receivables, and current payment patterns. Account balances are written off against the allowance in the period in which the balance is deemed uncollectible. Subsequent recoveries of previously written off balances are recognized when received. Provisions for expected credit losses are recorded to general and administrative in the consolidated statements of operations.

Changes in the Company’s allowance for credit losses during the years ended January 31, 2026 and 2025, were as follows:

	January 31,
	2026	2025
	(in thousands)
Allowance, beginning of period	$68	$75
Write-offs of uncollectible accounts, net	(389)	(71)
Provision for expected credit losses	396	64
Allowance, end of period	$75	$68

Credit Risk and Major Customers

Sales and services provided in the normal course of business are made to customers located predominantly in the United States. The Company extends trade credit to its customers on terms that are generally practiced in the industry.

The following table summarizes the customers that accounted for 10% or more of the Company’s revenue and the respective percentages for the years ended January 31, 2026, 2025, and 2024:

	Year Ended January 31,
	2026	2025	2024
Customer A	*	12%	*
Customer B	*	*	63%
Customer C	*	*	27%

* Customer did not represent 10% or more of revenue during the respective period.

The following table sets forth the percentage of accounts receivable, net from the Company’s largest customers that exceed 10% of its total accounts receivable, net for the years ended January 31, 2026, 2025 and 2024:

	Year Ended January 31,
	2026	2025	2024
Customer D	*	37%	*
Customer E	*	29%	*
Customer F	*	16%	*
Customer G	*	11%	*
Customer H	16%	*	*
Customer I	11%	*	*

* Customer did not represent 10% or more of accounts receivable, net during the respective period.

Inventory, Net

The Company carries inventory at the lower of cost or net realizable value. Cost is determined using a standard method, which approximates last-in, first-out. On a periodic basis, the Company assesses excess, obsolete, and slow-moving inventory and writes down the cost of inventory to estimated net realizable value, as necessary. A write-down adjustment is measured as the excess of carrying amount over net realizable value. Write-down adjustments are recorded to cost of revenue in the period the provisional loss is identified. Once adjusted, a new, lower cost basis is established, and subsequent recoveries are not permitted under U.S. GAAP. Inventory reserves are determined using a combination of sales and usage trends, and historical obsolescence rates.

Inventories primarily consist of:

•
Raw materials – includes printing substrates, ink and packaging materials
•
Work in process – includes partially manufactured materials
•
Finished goods – includes internally manufactured materials such as mailings, postcards, books and third-party purchased products for resale

Inventory or materials not yet received for which title has not transferred are excluded from inventory.

Leases

The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances in accordance with ASC Topic 842, Leases (“ASC 842”). Lease classification is determined at the lease commencement date. The Company’s leases are primarily operating leases for office facilities. As of January 31, 2026 and 2025, the Company did not have any finance lease arrangements. Operating leases are included in right-of-use (“ROU”) operating lease asset; lease liabilities, current; and lease liabilities, noncurrent in the consolidated balance sheets.

Operating lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Since the Company’s leases generally do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate at the commencement date to determine the present value of future minimum lease payments. The incremental borrowing rate is the interest rate the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments for a term similar to the lease term in a similar economic environment where the leased asset is located. The Company’s leases may include options to extend or terminate the lease, and such options are included in the ROU operating lease asset and related lease liabilities when it is reasonably certain the Company will exercise that option. The Company accounts for lease and non-lease components as a single lease component for the Company’s operating leases.

The Company measures ROU assets based on the corresponding lease liabilities adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date, net of lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU asset and lease liability and are recognized as lease expense as incurred. The Company’s variable lease payments generally relate to payments affected by the Consumer Price Index (“CPI”) and payments for maintenance and utilities.

The Company applies the short-term lease recognition exemption for leases with a lease term of twelve months or less, excluding those leases from the balance sheet and recognizing related payments on a straight-line basis over the lease term in operating expenses in the consolidated statements of operations.

Property and Equipment, Net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Assets acquired in business combinations are recorded at their acquisition-date fair value. Activities representing maintenance and repairs are expensed as incurred. Depreciation on property and equipment is measured using the straight-line method over the estimated useful lives of the assets and is included in depreciation and amortization in the consolidated statements of operations. The estimated useful lives of property and equipment are as follows:

•
Computer equipment and software – three years
•
Furniture and fixtures – five years
•
Leasehold improvements – lesser of estimated useful life or remaining lease term

Upon disposition, the cost of disposed assets and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in general and administrative in the consolidated statements of operations.

Goodwill

The Company accounts for the excess of the purchase price consideration over the fair value of tangible and identifiable intangible assets acquired, noncontrolling interests acquired, and liabilities assumed in a business combination as goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Goodwill is tested for impairment annually during the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For goodwill, impairment is assessed at the reporting unit level. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management.

For an impairment assessment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value exceeds its carrying amount. If the Company’s qualitative assessment concludes that it is more likely than not that the carrying amount is less than the fair value of the reporting unit, then goodwill is not considered impaired. If the Company’s qualitative assessment concludes that it is more likely than not that the carrying amount exceeds the fair value of the reporting unit, then the Company will perform a quantitative test. Goodwill is determined to be impaired when the quantitative assessment indicates that the carrying value exceeds the fair value of the reporting unit. The Company measures an impairment loss as the amount by which the carrying amount exceeds the estimated fair value. Besides goodwill, the Company has no other intangible assets with indefinite lives.

The Company did not record a goodwill impairment charge for the year ended January 31, 2026. During the year ended January 31, 2025, the Company impaired goodwill assigned to the Outreach reporting unit. Refer to Note 11, Goodwill, for additional information. No goodwill impairment charge was recorded for the year ended January 31, 2024.

Intangible Assets, Net

Intangible assets are recorded at their acquisition-date fair value, net of accumulated amortization. Intangible assets primarily consist of customer relationships, developed technology, trademarks and trade names. The Company estimates the useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized using the straight-line method over their estimated useful lives.

Capitalized Software, Net

In accordance with ASC Subtopic 350-40, Internal Use Software (“ASC 350-40”), the Company capitalizes certain costs related to software developed for internal use for which it has no plans to market externally. Internal use software includes the software used for the Company’s software-as-a-service (“SaaS”) offerings, as well as internally developed tools used to support the Company's operations. The Company expenses the costs of developing software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software is ready for its intended use, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. The Company capitalizes activities that result in major enhancements to internal use software and expenses activities that represent routine maintenance of existing software to product development in the consolidated statements of operations as incurred.

The Company amortizes internal use software using the straight-line method over its estimated useful life of three years. Refer to Note 9. Capitalized Software, Net, for additional information.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, including property and equipment, capitalized internal-use software, ROU operating lease asset, and intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying amount to the sum of the future undiscounted net cash flows that the asset is expected to generate. If the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined using valuation techniques appropriate under the circumstances, which may include discounted cash flow models, observable market prices, or third-party independent appraisals, as necessary. The Company did not record any impairment losses related to its long-lived assets for the years ended January 31, 2026, 2025, and 2024.

Equity Method Investments

The Company accounts for investments in the common stock or in-substance common stock of entities that provide the Company with the ability to exercise significant influence, but not a controlling financial interest, using the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures (“ASC 323”).

Investments accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid.

The Company reviews its equity method investments for impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Qualitative and quantitative factors considered as indicators of a potential impairment include financial results and operating trends of the investees, implied values in transactions of the investee’s securities, severity and length of decline in value, and the Company’s intention for holding the investment, among other factors. If an impairment is determined to be other than temporary, the fair value of the impaired investment would have to be determined, and an impairment charge recorded for the difference between the fair value and the carrying amount of the investment. The fair value determination, particularly for investments in privately held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of the impairment charges.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services, reduced by estimates for return allowances and promotional discounts. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes. The Company determines the amount of revenue to be recognized through application of the following steps:

•
Identify the contract(s) with a customer;
•
Identify the performance obligations in the contract;
•
Determine the transaction price;
•
Allocate the transaction price to the performance obligations in the contract; and
•
Recognize revenue when (or as) the Company satisfies a performance obligation.

In arrangements in which the Company has multiple performance obligations, the transaction price is allocated to each performance obligation using their relative stand-alone selling prices. Management generally determines stand-alone selling prices based on the prices charged to customers in arrangements without multiple performance obligations.

The Company derives its revenue primarily from platform revenue and platform solutions revenue. The Company’s primary revenue streams were as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Subscription revenue	$16,590	$6,950	$1,386
Marketplace revenue	14,464	14,250	728
Advertising revenue	26,154	1,673	62
Platform revenue	57,208	22,873	2,176
Platform solutions revenue	37,452	330	13,325
Other revenue	—	13	5,788
Total revenue	$94,660	$23,216	$21,289

Subscription Revenue

The Company provides customers with access to its cloud-based platforms, Gloo+, Barna Access Plus, Church Law & Tax, ChurchSalary, and others, as well as the subscription offerings from Outreach, Visitor Reach, and Igniter Group, under subscription arrangements that do not convey a license or ownership of the software. Subscriptions are typically offered in one- or twelve-month terms and are billed in advance.

Revenue is recognized over the subscription term as the Company satisfies its performance obligation by providing continuous access to the platforms. For certain platforms, customers may cancel and receive a refund for the unused portion of the subscription. Refundable amounts are recorded as customer deposit liabilities until recognized or refunded.

Marketplace Revenue

Marketplace revenue primarily consists of physical and digital products such as books, publications, curricula, marketing collateral and church supplies sold through the Company’s online marketplace and online stores of the consolidated subsidiaries. The timing of revenue recognition within marketplace is generally point-in-time when physical products ship to customers or digital products are made available for download to customers.

The Company generally assumes the role of supplier and acts as the principal in these transactions and therefore recognizes revenue on a gross basis. At the time of entering into an agreement with the customer, the Company maintains control of the inventory originally purchased from vendors or suppliers and is viewed as the primary obligor to the customer. The Company has discretion in establishing pricing for the products, which is established at the time of signing the agreement, and bears certain risks associated with the products, including inventory risk. In these instances, the customer purchases directly from the Company and looks to the Company as responsible for fulfillment and resolution of any product-related issues.

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

Other Revenue

For the years ended January 31, 2026, 2025 and 2024, the Company recognized revenue of nil, $13.0 thousand, and $5.8 million, respectively, from contributions received under a non-reciprocal funding arrangement with nonprofit organizations. Under this arrangement, the Company provided access to its platform subscription services for use by third-party beneficiaries, while receiving funding in the form of forgivable promissory notes or other contributions. These contributions are accounted for as Contribution Revenue in the consolidated statements of operations in accordance with ASC Topic 958, Not-for-Profit Entities, as the provision of platform subscription services constitutes the Company’s primary revenue-generating activity. Revenue is recognized in the period in which the conditions necessary for forgiveness of the promissory notes are substantially met.

Contract Balances

The timing of revenue recognition, invoicing, and cash collections results in the recognition of accounts receivable, contract assets, and deferred revenue in the consolidated balance sheets. Contract assets represent revenue recognized in excess of billings for partially fulfilled performance obligations recognized over time. Deferred revenue represents payments received from customers in excess of revenue recognized. Contract assets are classified as current assets in the consolidated balance sheets.

Disaggregation of Cost of Revenue (exclusive of depreciation and amortization)

The Company disaggregates cost of revenue based on whether the cost is attributable to services rendered, tangible products, and other indirect costs. The breakdown of cost of revenue (exclusive of depreciation and amortization) is as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Subscription revenue costs	$8,656	$5,404	$1,776
Marketplace revenue costs	12,217	12,974	957
Advertising revenue costs	22,367	1,027	106
Platform revenue costs	43,240	19,405	2,839
Platform solutions revenue costs	28,314	306	2,035
Other revenue costs	—	38	1,597
Total cost of revenue (1)	$71,554	$19,749	$6,471

(1) Excludes depreciation and amortization

Product Development

Product development expenses consist primarily of personnel-related costs for the design and development of the Company’s platform, contractor costs to supplement staff levels, third-party web services, consulting services, and allocated overhead. Product development expenses, other than software development costs qualifying for capitalization, are expensed as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for the Company’s executive, finance, legal, human resources, and administrative departments, inclusive of salaries, benefits, bonuses, and equity-based compensation. General and administrative expenses may also include non-personnel costs such as legal, accounting, and other professional service fees; other corporate expenses related to employee relations, travel, and software; information technology costs; restructuring charges; and corporate facility costs.

Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising costs were approximately $3.2 million, $2.7 million and $1.2 million for the years ended January 31, 2026, 2025 and 2024 respectively.

Equity-Based Compensation

The Company accounts for equity-based compensation in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). Awards are equity-classified or liability-classified based on their terms.

The Company measures equity-classified stock options at fair value on the grant date using a Black-Scholes option-pricing model ("Black-Scholes model"), which is dependent upon several variables, including the fair value of a common unit or the closing price of common stock, expected term of the option, expected volatility of a common share’s or unit’s price, risk-free interest rate, and expected dividend rate. The assumptions used in the Black-Scholes model were determined as follows:

Fair Value of a Common Share or Common Unit – Prior to the completion of the IPO, the board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of the fair value of the Company’s outstanding common units, including but not limited to the prices of issuances of the Company’s Series A preferred units, third-party valuations of its outstanding common units, the price paid by the Company to repurchase outstanding units, the prices paid for the Company’s outstanding units in secondary market transactions, the Company’s performance and market position relative to similar publicly traded companies, the likelihood and timing of achieving a liquidity event, the lack of marketability of the Company’s outstanding common units, and U.S. and global capital market conditions. Following the IPO, the fair value of a share of the Company’s common stock is equal to the closing price of the Company's Class A common stock on the Nasdaq on the date of grant.

Expected Term – The expected term of options represents the period that the Company’s equity-based awards are expected to be outstanding and is calculated using the simplified method. The simplified method deems the term to be the mid-point between the weighted-average vesting period and the contractual life of the option.

Volatility – The Company estimates its expected share and unit volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its common share price. When considering which companies to include in its comparable industry peer companies, the Company focused on publicly-traded companies with businesses similar to the Company’s.

Risk Free Interest Rates – These rates are based on the implied yield currently available on U.S. Treasury notes with terms approximately equal to the expected life of the option.

Expected Dividend Yield – The Company has not and does not expect to pay cash dividends on its shares or units.

The Company recognizes the equity-based compensation costs of equity-classified awards that have a graded vesting schedule and are subject only to a service condition over the requisite service period using the straight-line method. For any period in which the Company has liability-classified awards, the Company remeasures the awards to fair value as of each accounting period end date until the award’s settlement or expiration. Any changes to the fair value of liability-classified awards is recorded as equity-based compensation expense in operating expenses in the consolidated statements of operations. The Company recognizes forfeitures as they occur.

Income Taxes

Deferred taxes are recognized on a liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying values and tax basis of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if management determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operations.

Prior to the Corporate Reorganization, Gloo Holdings, LLC was treated as a partnership for U.S. Federal and most applicable state and local income tax purposes. As a partnership, the Company was not subject to U.S. Federal and certain state and local income taxes. Any taxable income or loss generated by the Company was passed through to and included in the taxable income or loss of its members. On January 2, 2024, the Company acquired 100% of the equity ownership of Outreach, Inc., which is taxed as a C corporation and was subject to Federal and state income taxes and accounts for income taxes using the asset and liability method.

After the Corporate Reorganization, Gloo Holdings, Inc. is subject to U.S. Federal and state and local income taxes.

In accordance with authoritative guidance on accounting for and disclosure of uncertainty in tax positions, the Company follows a more likely than not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. For tax positions meeting the more-likely than not threshold, the tax liability recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

No amounts have been accrued for uncertain tax positions as of January 31, 2026 and January 31, 2025. However, management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof, and other factors. The Company does not have any unrecognized tax benefits as of January 31, 2026 and January 31, 2025. Additionally, no interest or penalties related to uncertain taxes have been recognized in the accompanying consolidated financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. If such examinations result in changes to income or loss, the tax liability of the Company could be changed accordingly.

Net Loss Per Share and Unit Attributable to Common Stockholders and Members, respectively

The Company calculates basic and diluted net loss per share and unit attributable to common stockholders and members, respectively, ("EPS") using the two class method for participating securities in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”). The two-class method requires earnings available to common stockholders and members for the period to be allocated among all participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Prior to the Corporate Reorganization, the Company considered the Series A preferred units to be participating securities as the holders were entitled to receive a 6% dividend per annum prior to any dividend distributions to common unit holders. The Company did not allocate net losses to the holders of the Series A preferred units as those securities did not have a contractual obligation to share in the Company’s losses. In connection with the Corporate Reorganization, the Company created Class A and Class B common stock, both of which share equal rights to dividends and earnings. As a result, the net losses per share are identical for Class A and Class B common stock and are presented together.

Basic net loss per share and unit attributable to common stockholders and members, respectively, is calculated by dividing net loss attributable to common stockholders and members, respectively, by the weighted-average number of common shares and units outstanding during the period, respectively. Diluted net income (loss) per share and unit attributable to common stockholders and members, respectively, is computed by giving effect to all potentially dilutive securities outstanding for the period. For any period in which the Company reports a net loss, diluted net loss per share or unit attributable to common stockholders and members, respectively, is the same as basic net loss per share or unit attributable to common stockholders and members, respectively, because the effect of including potentially dilutive securities is anti-dilutive.

For the purpose of calculating basic weighted average number of common shares and units outstanding during the years ended January 31, 2026, 2025, and 2024, the Company has retroactively reflected the effects of the Corporate Reorganization with respect to the outstanding common units of Gloo Holdings, LLC, as well as other potentially dilutive securities. However, Class B common shares issued in exchange for Series A preferred units and to extinguish the Senior Secured Convertible Notes have been included in the basic weighted average number of common shares outstanding on a prospective basis as of November 19, 2025, the date of issuance, for the year ended January 31, 2026.

Derivative Financial Instruments

The Company does not enter into derivatives for trading or speculative purposes. However, certain debt and equity financing transactions are derivatives in their entirety or include embedded features that are bifurcated and accounted for as embedded derivatives. Refer to Note 15, Debt for additional information about derivatives associated with financing transactions.

Derivative assets and liabilities are classified as either current or non-current based on the timing of expected cash flows. The non-current portion of derivative assets and non-current portion of derivative liabilities are included in other non-current assets and other non-current liabilities on the consolidated balance sheets, respectively. The Company applies Level 3 valuation techniques, including discounted cash flow models, to determine fair value due to the significant unobservable inputs. Refer to Note 7, Fair Value Measurements for additional information.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. This hierarchy requires the Company to use observable market data when available and to minimize the use of unobservable inputs when determining fair value. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and disclosed at fair value are classified and disclosed based on the observability of inputs used in the determination of fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices in less active markets or model derived valuations that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data that are significant to the fair value of the assets or liabilities.

In instances whereby inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

The carrying amount of the Company’s financial instruments, including cash equivalents, restricted cash, trade and other receivables, and accounts payable approximate their respective fair values because of their short maturities.

The methods and assumptions used to determine fair value may produce a fair value that may not be realized in future periods upon settlement. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value at the reporting date. Refer to Note 7, Fair Value Measurements for additional information.

Variable Interest Entities

The Company consolidates variable interest entities (“VIEs”) in which it holds a variable interest and is the primary beneficiary of the entity. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of these VIEs and either an obligation to absorb losses of, or a right to receive benefits from, these VIEs that could potentially be significant to the VIE. As a result, the Company consolidates the assets and liabilities of these VIEs.

The Company continually evaluates whether it qualifies as the primary beneficiary of these VIEs and reconsiders its determination of whether an entity is a VIE upon the occurrence of any reconsideration events. As of January 31, 2026 and 2025, the total assets and total liabilities of consolidated VIEs included in the Company’s consolidated balance sheets was $20.2 million and $3.3 million, and $10.3 million and $1.6 million, respectively.

Foreign Currency

The Company’s consolidated financial statements are presented in U.S. dollars, which is its reporting currency. The Company has one foreign subsidiary whose functional currency is its local currency. The financial statements of this subsidiary are translated into U.S. dollars using exchange rates at the balance sheet date for assets and liabilities, average exchange rates for the period for revenues and expenses, and historical exchange rates for equity transactions. Resulting translation adjustments are recorded in accumulated other comprehensive income within the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other expense (income), net in the consolidated statements of operations.

Deferred Offering Costs

Prior to the IPO, deferred offering costs, which consisted of direct and incremental legal, accounting, consulting, printing, and other third-party fees related to the Company’s offering, were capitalized within prepaid expenses and other current assets in the consolidated balance sheets. The Company offset $7.3 million of deferred offering costs against proceeds from the IPO during the year ended January 31, 2026. There were no deferred offering costs recorded as of January 31, 2026 and 2025.

Emerging Growth Company

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time when those standards apply to privately-held companies. The Company has elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements of the Company may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The adoption dates are discussed below in the Recent Accounting Pronouncements Not Yet Adopted section.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, requiring enhanced income tax disclosures (“ASU 2023-09”). This ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. This ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and income tax expense or benefit from continuing operations disaggregated between federal, state, and foreign. For public entities, the requirements of this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard as of February 1, 2025, and incorporated the required disclosures in Note 16, Income taxes.

Recent Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements.” The amendments in this ASU enhance the codification by clarifying, correcting, and making minor improvements to guidance for easier application for companies. The amendments in this ASU include 33 revisions and are varied in nature. Entities are required to apply the amendments to ASC 260, Earnings per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.” The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the accounting for internal-use software costs. The ASU eliminates all references to prescriptive and sequential software developmental stages, establishes a probable-to-complete threshold for commencing capitalization, incorporates website development guidance into Subtopic 350-40 and requires enhanced disclosures for capitalized internal-use software costs. The amendments do not change the existing criteria for which costs are eligible for capitalization or the point at which capitalization ceases. This guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. The standard is effective for all entities with annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

3.
Variable Interest Entities

Consolidated VIEs

Visitor Reach

As discussed in Note 4, Business Combinations, in January 2025, the Company acquired a majority ownership interest of approximately 51.2% in Visitor Reach with the objective of enhancing digital outreach for churches by combining Visitor Reach’s AI-driven local marketing capabilities with the Company’s data intelligence and technology platform.

Visitor Reach was determined to be a VIE because it lacks sufficient equity at risk to finance its operations without future subordinated financial support. The Company determined that it was the primary beneficiary of Visitor Reach because it has the power to direct activities that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity through its majority ownership interest, and therefore consolidated Visitor Reach as of January 1, 2025.

In connection with the acquisition of Visitor Reach, the Company entered into call option agreements (the “VR Call Options”) with three minority stockholders of Visitor Reach (the “VR Option Holders”) in exchange for future post-combination services. These options were treated as separate from the business combination due to the post-combination service condition. Refer to Note 4, Business Combinations for additional information.

The VR Call Options are independently exercisable and grant the VR Option Holders the right to collectively repurchase up to 332 units, or 16.0% of Visitor Reach’s total equity, from the units currently owned by the Company. In the event all holders exercise their full options, the Company would retain approximately 35.22% of Visitor Reach’s outstanding units, which could result in a deconsolidation event if the Company determined it would no longer have a controlling financial interest in Visitor Reach. The VR Call Options become exercisable on the third anniversary of the acquisition and expire 12 months thereafter, subject to forfeiture if the service-based vesting condition is not met. The exercise price of the VR Call Options is fixed at $1,506 per unit, and is payable in cash or through a promissory note. These options are equity-classified stock awards. Their carrying amount and valuation methodology are further described in Note 17, Equity-Based Compensation.

The Company has determined that it holds the power to direct the activities that most significantly impact Visitor Reach’s economic performance while the VR Call Options remain outstanding and are not yet exercisable. However, the Company will reassess whether it remains the primary beneficiary of the VIE when the VR Call Options become exercisable in December 2027. As of January 31, 2026, the Company continues to hold the majority of issued and outstanding equity units of Visitor Reach and reports a non-controlling interest. See Note 2, Summary of Significant Accounting Policies, for additional details on the noncontrolling interest.

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

Total assets and liabilities included on the consolidated balance sheet for Barna as of January 31, 2026, were $10.3 million and $2.1 million, respectively. Barna’s assets consisted primarily of intangible assets related to customer relationships, trademarks, and goodwill, further supporting the fact that Barna requires ongoing assistance from the Company to finance its operations and support its existing obligations.

Redeemable Non-Controlling Interest in VIEs - Barna

The holder of the redeemable non-controlling interest in Barna may elect to cause the Company to purchase its ownership interests at fair market value during a 30-day window immediately following either (i) the termination of Barna’s CEO, who is the majority owner of Barna’s noncontrolling stockholder, without cause, or (ii) his voluntary resignation for reasons specified in his employment agreement. Because the redemption feature is not solely within the control of the Company, this ownership interest is classified as a redeemable non-controlling interest in a consolidated VIE within mezzanine equity on the accompanying consolidated balance sheets.

Subsequent adjustment of the amount presented in temporary equity is currently not required because it was not probable that the instrument will become redeemable. If and when the redemption becomes probable, the Company will record adjustments to bring the carrying value to redemption value. Adjustments of redeemable non-controlling interest to its redemption value are recorded through additional paid-in capital. Total redeemable non-controlling interest was $3.6 million as of January 31, 2026. Net loss attributable to redeemable non-controlling interest was $0.2 million for the year ended January 31, 2026.

Sermons Tech

Prior to the Sermons Tech Acquisition as described in Note 4, Business Combinations, The Company accounted for its investment in Sermons Tech, LLC (“Sermons Tech”) under the equity method of accounting, as it determined it had significant influence over Sermons Tech’s financial and operating policies. However, the Company did not have the power to direct the activities that most significantly impact Sermons Tech’s economic performance; therefore, the Company was not the primary beneficiary of the entity through the date of acquisition. At the acquisition date, the Company remeasured its previously held equity interest and recognized a $2.7 million gain, which is included in income (loss) from equity method investments, net in the consolidated statements of operations for the year ended January 31, 2026.

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

Additionally, during this reassessment it was concluded that the Company is the primary beneficiary and should consolidate Sermons Tech as the Company holds all of the voting equity interests in Sermons Tech, has the power to direct its most significant activities, and is obligated to absorb its losses. There are no restrictions on the Company’s ability to access or use Sermons Tech’s assets or to settle its liabilities.

The Company has determined that it is impracticable to reasonably determine Sermons Tech’s stand-alone balance sheet amounts as of January 31, 2026, and its revenues and net income since the acquisition date due to the integration of general corporate functions upon acquisition. The Company has disclosed the allocation of the purchase price and other related information in Note 4, Business Combinations.

4.
Business Combinations

Westfall Gold Acquisition

On December 15, 2025, the Company entered into an agreement and plan of merger with Westfall Group, Inc. (“Westfall”) pursuant to which Westfall agreed to merge with and into a subsidiary of the Company and become a wholly-owned subsidiary of the Company (the “Westfall Transaction”). On January 2, 2026, the Company closed the Westfall Transaction and entered into an Amended Agreement and Plan of Merger (“Amended Plan of Merger”) to acquire 100% of the equity ownership of Westfall Group, Inc. (the "Westfall Gold Acquisition"). The Company determined that it obtained control over Westfall on January 2, 2026, which is the date on which the Company transferred the consideration and obtained the power to direct the operations of Westfall.

Westfall, through its subsidiaries Parable Talent, LLC and Braintrust Creative, LLC, provides consulting, event, creative, and talent services that support faith based and mission driven organizations in advancing generosity and deepening donor engagement. Westfall offers targeted consulting services including executive coaching, generosity strategy, moves management, and retreat support, along with comprehensive major donor event services that manage planning and logistics for high impact gatherings.

The contractual purchase price of $11.4 million, which is still subject to net working capital adjustments, was adjusted to the acquisition date fair value of $10.2 million, with differences primarily attributable to an adjustment for the fair value of the equity consideration transferred. As part of the consideration transferred in the Westfall Gold Acquisition, the Company issued 1,159,265 shares of Class A common stock. The Amended Plan of Merger also included earnout consideration which is contingent upon the achievement of certain financial metrics for the period February 1, 2026, through January 31, 2027. The as-adjusted purchase price consisted of the following:

Estimated Fair Value
(in thousands)
Cash Consideration	$2,691
Equity Consideration	6,469
Contingent Consideration	649
Debt Obligations Settled by Gloo	393
Fair value of total consideration transferred	$10,202

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

The allocation of the purchase price and estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$642
Accounts receivable	1,530
Prepaid expenses and other assets	302
Trademark	1,700
Customer relationships	4,150
Right-of-use asset	224
Accounts payable	(1,067)
Accrued liabilities	(58)
Lease liability, current	(62)
Deferred Revenue	(5,375)
Debt, current	(325)
Debt, non-current	(449)
Lease liability, non-current	(162)
Deferred tax liabilities	(1,384)
Total identifiable net assets acquired	(334)
Goodwill	10,536
Consideration transferred	$10,202

The resulting goodwill of $10.5 million is partially deductible for income tax purposes and primarily attributable to the assembled workforce, established reputation, and expected synergies from integrating Westfall’s operations with the Company’s platform, along with enhanced capabilities, expanded customer relationships, and long-term growth potential.

The identified intangible assets acquired were recognized based upon their fair values as of the acquisition date, determined primarily using income-based approaches, including the multi-period excess earnings method for customer relationships and the relief-from-royalty rate method for trademarks. The newly recognized intangible assets are being amortized over their estimated useful lives on a straight-line basis. The following table summarizes the estimated useful lives and fair values of the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Trademarks	6-10 years	$1,700
Customer Relationships	7 years	4,150
		$5,850

For the period ending January 31, 2026, the Company’s consolidated results included $1.9 million of Westfall’s revenue and $0.2 million of Westfall’s net loss.

XRI Global, Inc Acquisition

On August 30, 2025, the Company entered into a securities purchase agreement (the “Original XRI SPA”) to acquire all outstanding equity interests in XRI Global, Inc. (“XRI”). On November 19, 2025, the Company executed an amendment to the Original XRI SPA (the Original XRI SPA and its amendment, the “Amended XRI SPA”), which primarily changed the contractual purchase price. The Company determined that it obtained control of XRI on November 19, 2025, which is the date on which the Company transferred the consideration and obtained the power to direct the significant activities of XRI.

XRI is an AI company focused on building custom, domain specific multilingual AI solutions for organizations across the faith, health, and humanitarian sectors. XRI specializes in dataset and model development, AI hosting and deployment solutions, and consulting services related to AI strategy and implementation. The Company acquired XRI to expand its AI capabilities, accelerate product innovation, and enhance its ability to deliver AI solutions aligned with customer needs.

The contractual purchase price was $4.2 million. However, after evaluating the terms of the Amended XRI SPA and applying the guidance in ASC 805, the Company determined that the stated equity consideration was contingent upon continued employment and therefore represents post-combination compensation expense rather than consideration transferred. Accordingly, the acquisition date fair value of consideration transferred was $1.6 million.

The components of consideration transferred were as follows:

Estimated Fair Value
(in thousands)
Cash Consideration	$1,346
Seller Transaction Costs Paid by Gloo	18
Payout of Employee Options	207
Fair value of total consideration transferred	$1,571

The Company incurred $0.4 million in transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. The fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

As of January 31, 2026, the fair value measurements associated with the acquisition were finalized. The excess of the consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed, was recognized as goodwill.

The allocation of the purchase price and estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$131
Accounts receivable	10
Prepaid expenses and other assets	363
Developed technology	180
Trademark	430
Accounts payable	(126)
Accrued compensation	(242)
Accrued liabilities	(168)
Deferred revenue	(158)
Notes payable	(1,936)
Total identifiable net assets acquired	(1,516)
Goodwill	3,087
Consideration transferred	$1,571

The resulting goodwill of $3.1 million is partially deductible for income tax purposes and primarily attributable to the assembled workforce, established reputation, and expected synergies from integrating XRI’s operations with the Company’s platform, along with enhanced capabilities, expanded customer relationships, and long-term growth potential.

The identified intangible assets acquired were recognized based upon their fair values as of the acquisition date, determined primarily using the relief-from-royalty rate method for both the trademark and the developed technology. The newly recognized intangible assets are being amortized over their estimated useful lives on a straight-line basis. The following table summarizes the estimated useful lives and fair values of the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Developed technology	5 years	$180
Trademark	10 years	430
		$610

For the year ended January 31, 2026, the Company’s consolidated results included $0.1 million of XRI’s revenue and $0.2 million of XRI’s net loss.

Igniter Group Acquisition

On August 29, 2025, the Company finalized an Amended Securities Purchase Agreement (“Amended SPA”) to acquire 100.0% of the equity ownership of RT Creative Group, LLC, along with its wholly-owned subsidiaries, including Igniter Stock LLC, Igniter TV LLC, and Igniter Studios LLC (RT Creative Group, LLC and its wholly-owned subsidiaries, the “Igniter Group”). The Company determined that it obtained control over the Igniter Group on August 29, 2025, which is the date on which the Company transferred the consideration, issued a promissory note to the sellers (the “Igniter Promissory Note”), and obtained the power to direct the operations of the Igniter Group.

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

The Company incurred $0.4 million in transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations.

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

The allocation of the purchase price and estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$—
Accounts receivable	33
Prepaid expenses	2
Other current assets	51
Property and equipment	33
Customer relationships	3,960
Developed technology	490
Trademarks	470
Accounts payable	(73)
Accrued compensation	(51)
Accrued liabilities	(202)
Debt, non-current	(917)
Deferred revenue	(1,344)
Total identifiable net assets acquired	2,452
Goodwill	5,403
Consideration transferred	$7,855

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
		$4,920

For the year ended January 31, 2026, the Company’s consolidated results included $2.2 million of the Igniter Group’s revenue and $0.3 million of Igniter Group’s net loss.

Sermons Tech Acquisition

On August 1, 2025, the Company entered into a Unit Purchase Agreement (“UPA”) to acquire an additional 56.8% of the equity interest in Sermons Tech LLC ("Sermons Tech"). The Company determined that the transaction represents a business combination under ASC 805 in which the Company is the accounting acquirer. Prior to the acquisition, the Company previously held a 43.2% equity interest in Sermons Tech, which it obtained upon the entity’s formation on

October 25, 2023, in exchange for a $2.0 million capital contribution. Following the acquisition, the Company obtained a controlling financial interest in Sermons Tech through its ownership of 100% of Sermons Tech’s outstanding equity.

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

The fair value of the total consideration transferred in accordance with ASC 805 (the U.S. GAAP purchase price) was $5.1 million. This amount reflects the contractual stated purchase price of $6.6 million, which included $0.6 million of cash consideration and issuance of 333,333 Series A preferred units to the sellers with a stated value of $6.0 million, as adjusted in accordance with ASC 805 adjustments to (i) reflect the acquisition-date fair value of the equity consideration of $4.1 million; (ii) include additional cash remitted to the Sellers at closing; and (iii) recognize the effective settlement of a pre-existing receivable of $0.3 million owed to the Company by Sermons Tech, which became an intercompany balance upon closing. The settlement of this pre-existing receivable did not result in any material gain or loss to the Company. As part of the Corporate Reorganization, Gloo Holdings, Inc., issued shares of Class B common stock in exchange for all outstanding Series A preferred units. Refer to Note 18, Stockholders' Equity and Members' Deficit for additional information.

The components of consideration transferred were as follows:

Estimated
Fair Value
(in thousands)
Cash consideration	$630
Equity consideration	4,130
Effective settlement of pre-existing receivable owed to the Company	341
Fair value of total consideration transferred	$5,101

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations.

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

As of January 31, 2026, the fair value measurements associated with the acquisition were finalized. The excess of the consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed, was recognized as goodwill.

Prior to the business combination, the Company held a noncontrolling equity interest in Sermons Tech, which was initially recorded at cost and subsequently adjusted each period for the Company’s share of Sermons Tech’s income or loss and any dividends paid in accordance with ASC 323. At the acquisition date, the Company revalued its previously held equity interest and recognized a $2.7 million gain associated with the remeasurement of its previously held equity interest included in income (loss) from equity method investments, net in the consolidated statements of operations for the year ended January 31, 2026.

The allocation of the purchase price and estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$58
Accounts receivable	19
Other current assets	118
Developed technology	1,120
Accrued liabilities	(42)
Deferred revenue	(159)
Total identified net assets acquired	1,114
Goodwill	7,874
Fair value of previously held equity interest in acquiree	(3,887)
Consideration transferred	$5,101

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

As part of the consideration transferred in the Masterworks Acquisition, the Company issued 204,652 Series A preferred units with an aggregate fair value of $2.7 million as of the acquisition date. As part of the Corporate Reorganization, Gloo Holdings, Inc, issued shares of Class B common stock in exchange for all outstanding Series A preferred units. Refer to Note 18, Stockholders' Equity and Members' Deficit for additional information.

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations. Certain costs incurred by the seller but paid by the Company were included as consideration, as noted above.

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

As of January 31, 2026, the fair value measurements associated with the acquisition were finalized. The excess of the consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed, was recognized as goodwill. This goodwill primarily reflects the revenue-driven synergies expected from integrating Masterworks’ established marketing capabilities with the Company’s existing portfolio of offerings.

The allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed are shown below:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$1,725
Accounts receivable	4,107
Contract assets	2,193
Prepaid expense and other assets	500
Intangible assets	3,870
Right-of-use asset	640
Current liabilities	(5,512)
Long-term liabilities	(3,427)
Total identifiable net assets acquired	4,096
Goodwill	2,583
Consideration transferred	$6,679

The resulting goodwill of $2.6 million is not deductible for income tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Masterworks Acquisition includes, but is not limited to: (1) the synergies Masterworks is expected to bring the Company’s portfolio while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Masterworks.

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
		$3,870

Contract assets and liabilities were recorded under ASC 606 in accordance with ASU No. 2021-08; therefore, adjustments in contract assets and liabilities related to the estimated fair values of the acquired contract assets and liabilities were not required.

For the year ended January 31, 2026, the Company’s consolidated results included $33.2 million of Masterworks’ revenue, and $0.9 million of Masterworks’ net income.

Midwestern Acquisition

On June 11, 2025, the Company acquired a controlling financial interest in Midwestern Interactive, LLC (“Midwestern”) with a minority interest retained by Flourish Holdings, Inc. (“Flourish”) (the “Midwestern Acquisition”). In January 2025, the Company obtained an 80% interest in Midwestern, which was accounted for as an equity method because, notwithstanding its majority equity interest, it did not obtain a controlling financial interest due to certain rights held by the noncontrolling stockholder through the call option agreement.

Midwestern, a Missouri-based technology and design development firm, has built a reputation as a powerhouse in software innovation with a team of more than 100 developers and product experts. Midwestern specializes in embedding talent within partner organizations to support every stage of product development, from concept and prototyping to scalable delivery, ensuring quality, speed, and impact. With deep experience in both ministry contexts and advanced technical solutions, Midwestern has already contributed to Gloo’s platform. The Company acquired a majority interest in Midwestern to accelerate AI-driven initiatives, provide turnkey development for faith-based applications, and strengthen the overall technology capabilities available to Gloo partners. By integrating Midwestern’s expertise with Gloo’s data intelligence and expansive faith ecosystem, the acquisition aims to enhance innovation, reduce development friction, and drive faster, more effective technology solutions for churches and ministries worldwide.

The Company’s control and consolidation of Midwestern was a consequence of the June modification of the terms of the call option agreement initially executed in January, which resulted in a $2.8 million reduction of the option’s value (a concession by Flourish) as well as control by the Company. Management has determined that this reduction in the value of the option represents consideration transferred.

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

As part of the total consideration transferred in the Midwestern Acquisition, the Company issued 694,444 Series A preferred units assigned an aggregate fair value of $8.5 million as of the January 2025 transaction. No additional equity compensation was issued in June 2025 when the Company obtained a controlling financial interest. As part of the Corporate Reorganization, Gloo Holdings, Inc, issued shares of Class B common stock in exchange for all outstanding Series A preferred units. Refer to Note 18, Stockholders' Equity and Members' Deficit for additional information.

The Company incurred $0.3 million of transaction-related costs as part of the initial investment, which were capitalized to the Company’s equity method investment in Midwestern. Upon consolidation, the value of those transaction costs was recognized as loss on revaluation of the previously held equity method investment. An immaterial amount of transaction-related costs was incurred related to the modification, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations. Additionally, the Company and its subsidiaries were significant customers of Midwestern, and the transaction effectively settled certain intercompany contract assets on Midwestern’s balance sheet as of the acquisition date. No settlement gain or loss was recognized as the arrangements were at market terms.

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

As of January 31, 2026, the fair value measurements associated with the acquisition were finalized. The excess of the consideration transferred over the fair value of the identifiable assets acquired, liabilities assumed and non-controlling interest was recorded as goodwill, which represents the value expected to arise from enhanced innovation to the Company’s existing digital platform. The estimated fair value of the non-controlling interest was based on the price the Company paid for its 80.0% controlling interest of Midwestern.

The Midwestern Acquisition has been accounted for as a step acquisition. Prior to consolidating Midwestern, the Company revalued its previously-held equity method investment based on the fair value of consideration described above. This resulted in a $1.1 million loss, $0.9 million of which pertained to the reversal of equity method income recorded during the year ended January 31, 2026 and $281,000 of which pertained to formerly-capitalized transaction costs, as described above. This loss has been presented net of income from equity method investments in Income (loss) from equity method investments, net on the consolidated statements of operations.

The allocation of the purchase price and the estimated fair values of the assets acquired, noncontrolling interests acquired and liabilities assumed are shown below:

(in thousands)
Identified assets and liabilities:
Cash and cash equivalents	$1,182
Accounts receivable	241
Prepaid expenses and other assets	343
Fixed assets	155
Right-of-use-assets	1,475
Intangible assets	6,050
Other LT assets	6
Accrued liabilities	(407)
Lease liabilities	(1,475)
Notes payable	(717)
Total identifiable net assets acquired	6,853
Noncontrolling interests	(7,154)
Goodwill	28,917
Fair value of previously held equity interests in acquiree	(31,438)
Consideration transferred	$(2,822)

The resulting goodwill of $28.9 million is partially deductible for income tax purposes and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Midwestern Acquisition includes, but is not limited to: (1) the synergies the acquisition of Midwestern is expected to bring to the Company’s portfolio, while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Midwestern.

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
		$6,050

For the year ended January 31, 2026, the Company’s consolidated results included $7.7 million of Midwestern’s revenue and $4.9 million of Midwestern’s net loss.

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

As part of the consideration transferred, the Company issued 229,849 Series A preferred units. As part of the Corporate Reorganization, Gloo Holdings, Inc, issued shares of Class B common stock in exchange for all outstanding Series A preferred units. Refer to Note 18, Stockholders' Equity and Members' Deficit for additional information.

Concurrent with the Servant Acquisition, the Company executed call option agreements with Benjamin Elmore and Ranjan Thomas. These agreements provide each holder of the option to reacquire the membership units provided to Gloo in the Servant Acquisition, subject to agreed-upon conditions (the "Call Options"). The Call Options are exercisable beginning on July 1, 2027 and remain exercisable for a 12-month period thereafter at the then-determined fair market value of the shares. These options have been assigned a negligible dollar value.

Additionally, as part of the consideration transferred in the Servant Acquisition, the Company’s chief executive officer and principal stockholder, Mr. Beck, executed separate non-transferable Put Option Agreements with Benjamin Elmore and Ranjan Thomas, granting the sellers the right, but not the obligation, to sell Series A preferred units received at a price of $18.00 per share during a 12-month exercise window in 2027. Although the Company is not a party to the agreements and has no obligation to settle the put options, the fair value of the option has been included as part of the total consideration transferred in the Servant Acquisition. This treatment reflects the substance of the arrangement, as the put option was provided in connection with the acquisition and represents a deemed capital contribution from Mr. Beck. The Series A preferred units were assigned an aggregate fair value of $2.8 million as of the acquisition date, not inclusive of the fair value of the put options, which was estimated to be $1.4 million using the Black-Scholes model. The $1.4 million value of the put option written by Mr. Beck was considered a deemed capital contribution to the Company and recorded as an increase to additional paid-in capital ("APIC") as part of the acquisition of Servant. The valuation of the put option required significant management judgment, including assumptions related to volatility, risk-free interest rates, expected term, and other relevant inputs. As the Company is neither primarily nor secondarily obligated under the put option, no liability has been recognized and there is no ongoing impact to the Company’s financial position or results of operations.

As part of the transaction, the Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations. Additionally, the Company settled an immaterial account payable with Servant in connection with the transaction related to services previously provided by Servant to Gloo. No settlement gains or loss was recognized as the arrangement was at market terms.

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

As of January 31, 2026, the fair value measurements associated with the acquisition were finalized. The excess of the consideration transferred over the fair value of the identifiable assets acquired, liabilities assumed and non-controlling interest was recorded as goodwill, which is indicative of the expected expanded market opportunities. The estimated fair value of the non-controlling interest was based on the price the Company paid for its 50.1% controlling interest in Servant.

Prior to the business combination, the Company held a noncontrolling equity interest in Servant, which was accounted for at cost using the measurement alternative under ASC Topic 321, Investments—Equity Securities (“ASC 321”). In connection with the business combination, the Company revalued its previously held equity interest based on the fair value indicated by the consideration described above. This resulted in a $354,000 gain on revaluation of a previously held equity interest, which has been presented in Other expense (income), net on the consolidated statements of operations.

The allocation of the purchase price and estimated fair values of the assets acquired, noncontrolling interests acquired and liabilities assumed is as follows:

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

The resulting goodwill of $9.8 million is partially deductible for income tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Servant Acquisition includes, but is not limited to: (1) the synergies Servant is expected to bring the Company’s portfolio while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Servant.

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
		$2,500

For the year ended January 31, 2026, the Company’s consolidated results included $7.4 million of Servant’s revenue and $2.3 million of Servant’s net loss.

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

The contractual purchase price consideration of $4.9 million was adjusted to the acquisition date fair value of $3.6 million. The remaining acquisition date fair value of $1.3 million was contributed directly to the acquiree as a capital infusion to fund working capital and support post-acquisition operations. Because the $1.3 million remains within the acquiree and under the Company’s control as the controlling stockholder, only the $3.6 million paid to the selling stockholders constitutes consideration transferred in accordance with ASC 805. The difference between the contractual purchase price and the GAAP purchase consideration is primarily related to a fair value adjustment related to equity consideration, and an adjustment to cash consideration to reflect the amount transferred to the sellers. The as-adjusted purchase price representing the consideration transferred under ASC 805 consisted of the following:

Estimated
Fair Value
(in thousands)
Cash consideration	$250
Equity consideration	3,362
Fair value of total consideration transferred	$3,612

As part of the equity consideration transferred in the Barna Acquisition, the Company issued 188,889 Series A preferred units. Concurrent with the Barna Acquisition, the Company’s chief executive officer and principal stockholder, Mr. Beck, entered into a put option agreement with the sellers (the “Gloo Units Put Option”), granting the sellers the right, but not the obligation, to sell all, but not less than all, of their Series A preferred units to Pearl Street Trust for a total price of $3.4 million during a 12-month exercise window beginning three years after the acquisition date. Although the Company is not a party to the agreement and has no obligation to settle the Barna Units Put Option, the fair value of the option has been included as part of the total consideration transferred in the Barna Acquisition. This treatment reflects the substance of the arrangement, as the Barna Units Put Option was provided in connection with the acquisition and represents a deemed capital contribution from Mr. Beck. The Series A preferred units were assigned an aggregate fair value of $2.3 million as of the acquisition date, not inclusive of the fair value of the Gloo Units Put Option, which was estimated to be $1.1 million using the Black-Scholes model. The $1.1 million value of the Gloo Units Put Option, written by Mr. Beck, was considered a deemed capital contribution to the Company and recorded as an increase to additional paid-in capital as part of the acquisition and included in consideration transferred to acquire Barna. The valuation of the Gloo Units Put Option required significant management judgment, including assumptions related to volatility, risk-free interest rates, expected term, and other relevant inputs. As the Company is neither primarily nor secondarily obligated under the put option, no liability has been recognized and there is no ongoing impact to the Company’s financial position or results of operations. As part of the Corporate Reorganization, Gloo Holdings, Inc, issued shares of Class B common stock in exchange for all outstanding Series A preferred units. Refer to Note 18, Stockholders' Equity and Members' Deficit for additional information.

Concurrent with the Barna Acquisition, the Company provided the “Barna Units Put Option to the noncontrolling interest holders in Barna, providing them the right, but not the obligation, to cause Gloo to purchase all, but not less than all, equity ownership in Barna held by the noncontrolling interest holder at fair market value if certain conditions are met. For further information regarding this option and its impacts, refer to Note 3, Variable Interest Entities.

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations. Additionally, the Company settled an immaterial amount of pre-existing contractual relationships with Barna in connection with the transaction. These pre-existing contractual relationships primarily consisted of intercompany payables and receivables between Barna and the Company. No settlement gain or loss was recognized as the arrangements were at market terms.

The Barna Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The Company was identified as the accounting acquirer in the transaction. Under the acquisition method of accounting, the assets acquired, noncontrolling interests acquired and liabilities assumed are recorded at their respective fair values as of the Barna Acquisition closing date.

The aggregate purchase price noted above was allocated to the identifiable assets acquired, noncontrolling interests acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

As of January 31, 2026, the fair value measurements associated with the acquisition were finalized. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The estimated fair value of the non-controlling interest was based on the price the Company paid for its 49.0% controlling interest in Barna.

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

The resulting goodwill of $5.9 million is partially deductible for income tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Barna Acquisition includes, but is not limited to: (1) the synergies Barna is expected to bring the Company’s portfolio while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Barna.

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
		$3,750

For the year ended January 31, 2026, the Company’s consolidated results included $2.3 million of Barna’s revenue and $1.4 million of Barna’s net loss.

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

The contractual purchase price of $7.1 million was adjusted to the acquisition date fair value of $5.8 million. The difference between the contractual purchase price and the GAAP purchase consideration is primarily due to a fair value adjustment related to equity consideration and a fair value adjustment to the promissory note issued to the sellers. The as-adjusted purchase price representing the consideration transferred under ASC 805 consisted of the following:

Estimated
Fair Value
(in thousands)
Cash consideration	$2,135
Fair value of exchangeable shares liability	2,413
Promissory note to sellers	1,229
Fair value of total consideration transferred	$5,777

As part of the consideration transferred in the CNCL Acquisition, the Company issued to the sellers 197,663 units of CNCL, which were exchangeable into the Company’s Series A preferred units (“Exchangeable Shares”). The Exchangeable Shares were substantially the economic equivalent of the corresponding Series A preferred units that a seller would have received as consideration for the sale of their business. Exchangeable stockholders receive the Canadian dollar equivalent of dividends declared on Series A preferred units on the date of declaration. In connection with the Corporate Reorganization, the agreement governing the Exchangeable Shares was amended so that each Exchangeable Share is exchangeable, on a one-for-one basis, for a share of the Company’s Class B common stock (rather than a Series A preferred unit). For more information regarding the Company’s Exchangeable Shares, refer to Note 18, Stockholders' Equity and Members' Deficit.

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations.

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

As of January 31, 2026, the fair value measurements associated with the acquisition were finalized. The excess of the consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed, was recognized as goodwill.

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

The resulting goodwill of $5.0 million is not deductible for income tax purposes and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the CNCL Acquisition includes, but is not limited to: (1) the synergies the acquisition of CNCL is expected to bring to the Company’s portfolio, while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of CNCL.

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

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Tradename	15 years	850

For the year ended January 31, 2026, the Company’s consolidated results included $1.5 million of CNCL’s revenue and $0.2 million of CNCL’s net loss.

Visitor Reach Acquisition

On January 1, 2025, the Company acquired 51.2% of the equity ownership of Visitor Reach, LLC. (“Visitor Reach” and the transaction, the “Visitor Reach Acquisition”). Visitor Reach, founded in 2023, is a technology-driven platform designed to connect churches with local seekers and newcomers through advanced digital tools and personalized outreach strategies. Founded by an experienced team of pastors and church leaders, Visitor Reach aims to bridge the gap between churches and those searching for spiritual communities. As culture and technology have evolved, Visitor Reach has remained at the forefront, introducing its proprietary platform, aiChurchTech™, and a mobile app to facilitate personalized outreach via SMS and automated messaging. Operating on a tiered subscription model, Visitor Reach offers scalable access to its comprehensive suite of services like digital optimization, personalized advertising, a real-time messaging app, an intelligent follow-up system, and dedicated client services for churches. The Company acquired the majority interest in Visitor Reach with the objective of enhancing digital outreach for churches by combining Visitor Reach’s AI-driven local marketing capabilities with the Company’s data intelligence and technology platform.

The contractual purchase price was $9.0 million, of which $0.6 million was paid directly to the selling stockholders in return for the Company acquiring 51.2% equity interests. The remaining $8.4 million was contributed directly to the acquiree as a capital infusion to fund working capital and support post-acquisition operations. Because the $8.4 million remains within the acquiree and under the Company’s control as the controlling stockholder, only the $0.6 million paid to the selling stockholders constitutes consideration transferred in accordance with ASC 805.

Concurrent with the Visitor Reach Acquisition, the Company executed call option agreements with three minority owners of Visitor Reach who continue to serve in management positions at the company. The VR Call Options are exercisable three years from the acquisition date and expire twelve months thereafter and, if fully exercised, would reduce the Company’s ownership in Visitor Reach to 35.2%. The VR Call Options are subject to the holder’s continued employment with the Company and will be forfeited if the holders’ employment is terminated by either party. Given the compensatory nature of the VR Call Options, they are not considered part of the Purchase Price and were accounted for separately from the Visitor Reach Acquisition. For more information regarding the VR Call Options refer to Note 3, Variable Interest Entities and Note 17, Equity-Based Compensation.

The Company incurred $0.2 million in transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations.

The Visitor Reach Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805 with the Company being identified as the accounting acquirer. Under the acquisition method of accounting, the assets acquired, noncontrolling interests acquired and liabilities assumed are recorded at their respective fair values as of the Visitor Reach acquisition closing date.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparables, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

As of January 31, 2025, the determination of fair values was complete. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The estimated fair value of the non-controlling interest was based on the price the Company paid for its 51.2% controlling interest in Visitor Reach.

The allocation of the purchase price and the estimated fair market values of the assets acquired, liabilities assumed, and noncontrolling interest are shown below:

(in thousands)
Consideration:
Consideration transferred	$631
Identified assets and liabilities:
Cash and cash equivalents	50
Accounts receivable	10
Prepaid expenses and other current assets	48
Property and equipment	41
Intangible assets	890
Accounts payable	(739)
Accrued liabilities	(104)
Notes payable	(1,000)
Total identifiable net assets acquired	(804)
Noncontrolling interest	(6,839)
Total	(7,643)
Goodwill	$8,274

The resulting goodwill of $8.3 million is partially deductible for income tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Visitor Reach Acquisition includes, but is not limited to: (1) the synergies Visitor Reach is expected to bring to the Company’s portfolio while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Visitor Reach.

The Company recorded finite-lived intangible assets related to customer relationships, developed technology, and trademarks. The fair value of the customer relationships was determined using the multi-period excess earnings method under the income approach and the fair value of the developed technology and the trademarks was determined using the relief from royalty rate method under the income approach.

Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated fair values and estimated useful lived for the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Customer relationships	10 years	90
Developed technology	5 years	450
Trademarks	6 years	350
		$890

Contract assets and liabilities were recorded under ASC 606 in accordance with ASU No. 2021-08; therefore, adjustments in contract assets and liabilities related to the estimated fair values of the acquired contract assets and liabilities were not required.

Church Law & Tax and ChurchSalary Acquisition

On April 29, 2024, the Company entered into a purchase agreement (the "Asset Purchase Agreement") to acquire certain assets from Christianity Today International, an Illinois Not for Profit Corporation, effective May 1, 2024. The Company engaged an independent third-party valuation firm to determine the fair value of the transaction, including intangible assets.

Beginning in the early 1980s, Church Law & Tax has provided pastors, business administrators, executive pastors and treasurers with resources and training designed to help them keep their congregations safe, legal, and financially sound. Church Law & Tax primarily equips leaders through a membership website and numerous print and digital resources offered through an online store. The content is written to help servant leaders understand various organizational issues and perspectives without needing a formal legal or financial background. The content is also created to help churches of all types, sizes, and domestic locations, and is priced affordably to keep church leaders informed and equipped, without the need to use significant financial resources. The goal of Church Law & Tax is to help church leaders prevent avoidable issues, while allowing them to keep their financial resources concentrated on their primary mission.

Launched in 2018, ChurchSalary’s objective is to positively impact the finances of servant leaders in the church by offering an online compensation tool supported by educational, inspirational, and empowering resources. The ChurchSalary reports are powered by a database whose data is captured primarily via a National Church Compensation Survey, which has been in continuous operation since its genesis as a paper-based mail-in survey that began in 1990. By providing churches with these salary reports, ChurchSalary’s aim is to foster truthful, gospel-centered conversations and pay, reduce the stigma surrounding pay and finances in the church, encourage dialogue around human resource-related topics within the church, and promote a culture of generosity within church leadership circles.

The contractual purchase price consideration of $5.5 million was adjusted to the acquisition date fair value of $6.2 million. The as-adjusted purchase price consisted of the following:

Estimated
Fair Value
(in thousands)
Cash consideration paid within one year	$1,350
Equity consideration	4,850
$6,200

As part of the consideration transferred, the Company issued 666,667 Series A preferred units. Concurrent with the execution of the Asset Purchase Agreement, the Company’s chief executive officer and principal stockholder entered into a put option agreement with Christianity Today International, granting Christianity Today International the right, but not the obligation, to sell their Series A preferred units to the stockholder at a price of $6.00 per unit during a 12-month exercise window beginning May 1, 2027. The Series A preferred units were assigned an aggregate fair value of $4.0 million as of the acquisition date, and the fair value of the put option, which was estimated at $0.9 million using the Black-Scholes model, was deemed a capital contribution from the stockholder. The fair value measurement of the put option reflects significant management judgment, including assumptions related to volatility, risk-free interest rates, expected term, and other relevant inputs.

The Company incurred $0.1 million in transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations. The transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 3 inputs. Refer to Note 7, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, other expenses, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

As of July 31, 2024, the determination of fair values was complete. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected expanded market opportunities.

The tangible assets were de minimis, and no liabilities were assumed in the transaction. The allocation of purchase price and the estimated fair values of the assets acquired are shown below:

(in thousands)
Consideration:
Consideration transferred	$6,200
Identified assets:
Intangible assets	1,525
Total identifiable net assets acquired	$1,525
Goodwill	$4,675

The resulting goodwill of $4.7 million is deductible for tax purposes. Goodwill represents the value expected to arise from expanded market opportunities.

The Company recorded definite-lived intangible assets related to customer relationships and trademarks. Fair value of the customer relationships was determined using the multi-period excess earnings method, which is an income approach, and the fair values of the trademarks were determined using the relief from royalty rate method under the income approach.

The fair values of the identifiable intangible assets acquired on the acquisition date were as follows:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Customer relationships — ChurchSalary	9 years	$750
Developed technology — Church Law & Tax	10 years	625
Trademarks	7 years	150
		$1,525

Outreach Media Acquisition

On January 2, 2024, the Company acquired 100.0% of the equity ownership of Outreach Media, Inc. (“Outreach” and the transaction, the “Outreach Acquisition”). The Company engaged an independent third-party valuation firm to determine the fair value of the transaction, including intangible assets and the contingent consideration.

Outreach, founded in 1996, has grown their customer base from a handful of local churches to over 163,000 churches across the United States at the time of the Outreach Acquisition. With a focus on adapting to cultural and technological shifts, its services include a comprehensive package of digital and physical products, including sermon resources, movie licensing, advanced printing and graphics support, and expert consulting from experienced ministry leaders. The Company acquired Outreach with the objective of expanding its physical presence in the faith-based marketplace by integrating Outreach’s established print media and distribution capabilities into the Company’s broader multi-channel engagement strategy.

The contractual purchase price consideration of $40.0 million, was adjusted to the acquisition date fair value of $53.0 million. The as-adjusted purchase price consisted of the following:

Estimated
Fair Value
(in thousands)
Cash consideration	$19,740
Equity consideration	31,900
Contingent consideration	1,350
$52,990

As part of the consideration transferred in the Outreach Acquisition, the Company issued 3,333,334 Series A preferred units. Concurrent with the Outreach Acquisition, the Company’s chief executive officer and principal stockholder entered into a put option agreement with the sellers, granting the sellers the right, but not the obligation, to sell their Series A preferred units to the stockholder at a price of $9.00 per unit during a 12-month exercise window in 2027. Although the Company is not a party to the agreement and has no obligation to settle the put option, the fair value of the option has been included as part of the total consideration transferred in the Outreach Acquisition. This treatment reflects the substance of the arrangement, as the put option was provided in connection with the acquisition and represents a deemed capital contribution from the stockholder. The Series A preferred units were assigned an aggregate fair value of $31.9 million as of the acquisition date, inclusive of the fair value of the put option, which was estimated to be $11.9 million using the Black-Scholes model. The valuation of the put option required significant management judgment, including assumptions related to volatility, risk-free interest rates, expected term, and other relevant inputs. As the Company is neither primarily nor secondarily obligated under the put option, no liability has been recognized and there is no ongoing impact to the Company’s financial position or results of operations. As part of the Corporate Reorganization, Gloo Holdings, Inc, issued shares of Class B common stock in exchange for all outstanding Series A preferred units. Refer to Note 18, Stockholders' Equity and Members' Deficit for additional information.

The Outreach Acquisition includes a contingent consideration arrangement that requires an additional cash consideration payment of up to $2.0 million if certain future revenue targets are met. The arrangement provides for two annual measurement periods: the first running from February 1, 2024 through January 31, 2025, and the second from February 1, 2025 through January 31, 2026. The maximum potential payout is $1.0 million for each period, subject to a formula based on the revenue performance of Outreach during each respective period. Any unpaid amount from the first period may be added to the maximum amount payable for the second period, not to exceed the total $2.0 million cap. The contingent consideration arrangement will expire on January 31, 2026. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying a Monte Carlo Simulation approach. The Company has estimated the fair value of this contingent consideration to be $1.4 million as of January 31, 2025. As of January 31, 2025, the full amount of contingent consideration was included in acquisition-related liabilities, current. As of January 31, 2026, the Company and counterparty are in negotiations to determine the final settlement amount pertaining to the $1.4 million contingent consideration associated with the Outreach Acquisition.

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expense on the consolidated statements of operations.

The Outreach Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805 with the Company being identified as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Outreach acquisition closing date.

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

As of January 31, 2024, the determination of fair values was complete. The allocation of the purchase price and the estimated fair values of the assets acquired, and liabilities assumed are shown below:

(in thousands)
Consideration:
Consideration transferred	$52,990
Identified assets and liabilities:
Cash and cash equivalents	520
Accounts receivable	631
Inventory	1,522
Prepaid expenses and other current assets	131
Property and equipment	1,994
Right-of-use operating lease assets	3,496
Favorable lease intangible assets	360
Intangible assets	11,400
Accounts payable	(261)
Acrrued expenses	(969)
Deferred revenue	(1,874)
Lease liabilities — operating	(3,496)
Long-term debt	(356)
Deferred tax liability	(2,813)
Total identifiable net assets acquired	10,285
Goodwill	$42,705

The resulting goodwill of $42.7 million is not deductible for income tax purposes and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Outreach Acquisition includes, but is not limited to: (1) the expected synergies anticipated from integrating Outreach's well-established physical distribution network to the Company's existing digital platform while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of Outreach. During the year ended January 31, 2025, the Company recorded an impairment charge of $27.8 million related to the goodwill acquired in the Outreach Acquisition. Refer to Note 11, Goodwill for additional information.

The Company engaged a third-party valuation expert to aid its analysis of the acquired identifiable intangible assets. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation expert for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.

The Company recorded finite-lived intangible assets related to customer relationships, developed technology, and trademarks. Fair value of customer relationships was determined using the cost approach and the fair values of the developed technology and the trademarks were determined using the relief from royalty rate method under the income approach.

Acquired intangible assets are amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated fair values and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Customer relationships	4 years	$6,000
Developed technology	5 years	1,600
Trademarks	15 years	3,800
		$11,400

Contract assets and liabilities were recorded under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) in accordance with ASU No. 2021-08; therefore, adjustments in contract assets and liabilities related to the estimated fair values of the acquired contract assets and liabilities were not required.

Supplemental Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the consolidated results of operations of the Company combined with the historical results of subsidiaries acquired during the years ended January 31, 2026, 2025 and 2024 on a pro forma basis, as if each acquisition had occurred at the beginning of the most recently completed fiscal year preceding its respective acquisition:

	Pro Forma (unaudited)
	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Revenue	$140,931	$117,847	$41,695
Net loss	$(153,157)	$(98,866)	$(48,542)

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

5.
Equity Method Investments

The Company accounts for its investments in unconsolidated investees using the equity method of accounting when it has the ability to exercise significant influence over the operating and financial policies of these entities. The Company did not have any equity method investments as of January 31, 2026. Midwestern and Sermons Tech were accounted for as equity method investments until June 11, 2025 and August 1, 2025, respectively, at which point the Company obtained a controlling financial interest and consolidated the entity pursuant to ASC 810. Refer to Note 4, Business Combinations for additional information.

The summarized financial information below presents the results of operations of Midwestern, from February 1, 2025, through June 11, 2025, when the Company obtained a controlling financial interest:

Year Ended
Statement of Operations	January 31, 2026
(in thousands)
Total Revenues	$5,755
Gross Profit	2,014
Income from operations	1,259
Net Income	$1,133

Midwestern Interactive, LLC

On January 3, 2025, the Company acquired 8,000 common units of Midwestern, representing an 80.0% membership interest in the company, for a total purchase price of approximately $31.7 million, paid for with a combination of cash, Series A preferred units, and note issuances. The investment was determined to be an equity method investment due to the Company’s ability to exercise significant influence over Midwestern through its equity investment and representation on Midwestern’s board of directors. The Company did not consolidate Midwestern under ASC 810 because the participating rights held by Midwestern’s minority interest holder limited the Company’s ability to unilaterally control the company.

In connection with the investment, the Company entered into a freestanding call option agreement (the “MW Call Option”) with the minority interest holder of Midwestern, Flourish. The MW Call Option originally granted the minority interest holder the right to repurchase all of the Company-owned Midwestern units during a 12-month exercise period which begins on the third anniversary of the Company’s acquisition of its interest. In June 2025, certain terms of the MW Call Option were modified, which, among other things, resulted in the Company obtaining a controlling financial interest in Midwestern. The option becomes exercisable on the third anniversary of the effective date of the investment and expires twelve months thereafter and is subject to earlier exercise if the Company (1) enters insolvency proceedings or (2) completes a qualified IPO that raises at least $50.0 million, and its shares trade above $36.00 per share for 90 consecutive days. The MW Call Option was recorded as a non-current liability on the Company’s consolidated balance sheets and is re-measured at fair value on a recurring basis with changes in fair value recorded in loss (gain) from change in fair value of financial instruments in the consolidated statements of operations. Refer to Note 7, Fair Value Measurements for more information regarding the value of the call option and Note 4, Business Combinations for additional information regarding the modification of the call option, which resulted in the Company’s consolidation of Midwestern.

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

Sermons Tech LLC

On October 25, 2023, the Company entered into a purchase agreement to acquire 40,000 Class A units of Sermons Tech, representing a 43.2% equity interest, for total consideration of $2.0 million payable in multiple installments throughout 2023, 2024 and 2025. Sermons Tech is a limited liability company formed in July 2023 through a planned strategic relationship with the Company to commercialize the Sermons Tech software platform, an AI-driven tool designed to support church leaders and staff in developing and enhancing sermons and related media. Based on the size and nature of its investment, including its representation on Sermons Tech’s board of directors, the Company determined that it could exercise significant influence over Sermons Tech and therefore accounted for its investment under the equity method in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”).

On August 1, 2025, the Company entered into the UPA to acquire the remaining 56.8% equity interest in Sermons Tech from Flourish. The Company determined that the transaction represents a business combination under ASC 805 in which the Company is the accounting acquirer. Prior to the business combination, the Company held a noncontrolling equity interest in Sermons Tech, which was initially recorded at cost and subsequently adjusted each period for the Company’s share of Sermons Tech’s income or loss and any dividends paid in accordance with ASC 323. At the acquisition date, the Company remeasured its previously held equity interest and recognized a $2.6 million gain associated with the remeasurement of its previously held equity interest included in income (loss) from equity method investments, net in the consolidated statements of operations for the year ended January 31, 2026. Refer to Note 4, Business Combinations, for additional information regarding the Company’s acquisition of the remaining equity interest in Sermons Tech and subsequent consolidation.

6.
Revenue

Contract Assets, Deferred Revenue and Remaining Performance Obligations

For transactions in which payment has been received and there is an outstanding performance obligation, the associated revenue is recorded as deferred revenue and recognized once such obligation is fulfilled. During the year ended January 31, 2026, the Company acquired contract assets of $2.2 million in connection with acquisitions. During the year ended January 31, 2026, $2.2 million of contract assets that were acquired during the period were transferred to accounts receivable. The Company did not have any contract assets as of January 31, 2025.

During the year ended January 31, 2026, the Company assumed deferred revenue liabilities of $7.7 million in connection with acquisitions and recognized $4.0 million of revenue that was included in the deferred revenue balances as of January 31, 2025. During the year ended January 31, 2025, the Company recognized $0.2 million of revenue that was included in deferred revenue at the beginning of the period.

As of January 31, 2026, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied was approximately $18.7 million. The Company expects to recognize approximately $14.2 million of the remaining performance obligations as revenue over the next 12 months, which primarily relates to platform solutions performance obligations. The remaining balance of approximately $4.5 million relates primarily to subscription contracts and is expected to be recognized as revenue primarily over the next 36 months. These amounts represent Management’s estimates of revenue expected to be recognized in future periods and are subject to change, including as a result of contract modifications, terminations, or changes in scope.

Significant Payment Terms

The Company enters into contracts that are typically one year in length or less with payments required up front on either an annual or monthly basis. The Company has applied the practical expedient to not adjust the consideration for the effects of a significant financing component because the period between the transfer of the promised service and the payment is one year or less. For contracts that extend beyond 12 months, the Company delivers its services once it receives up-front payment, thus not meeting the definition of a significant financing component.

In most cases, contracts are non-cancelable, and consideration paid for services that customers purchase from the Company is non-refundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for services, nor does the Company exclude any such amounts from revenue.

Costs to Obtain Revenue Contracts

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as expenses when incurred if the amortization period is one year or less.

7.
Fair Value Measurements

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuations:

	January 31, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$399	$399
MW Call Option	—	—	12,858	12,858
Total	$—	$—	$13,257	$13,257

`	January 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$832	$832
Warrant liability	—	—	4,551	4,551
MW Call Option	—	—	8,793	8,793
Total	$—	$—	$14,176	$14,176

In connection with the Corporate Reorganization and the conversion of the Senior Secured Convertible Notes immediately thereafter, the Company modified or settled certain previously outstanding financial instruments. Instruments that no longer met liability-classification criteria were reclassified to stockholders’ equity, while instruments that were settled or extinguished were derecognized. The instrument-specific effects on classification, settlement, and, where applicable, fair value measurement are described below.

Warrants

As further discussed in Note 15, Debt, the Company issued the Warrants to multiple investors (the "Purchasers") of its Senior Secured Promissory Notes to purchase Series A preferred units at $18.00 per unit.

Prior to the Corporate Reorganization, the Warrants were classified as non-current liabilities in the consolidated balance sheets and were remeasured at fair value at each reporting date, with changes in fair value recognized in other income (expense), net in the consolidated statement of operations. The fair value of the warrant liability was estimated using an option-pricing model that considered both IPO and stay-private scenarios. The valuation incorporated assumptions related to the likelihood, nature, and timing of potential liquidity events; actions taken with respect to the warrants at expiration; and discounts for lack of marketability of the underlying securities.

As discussed in Note 15. Debt, on June 23, 2025, the Company executed the amended and restated note purchase agreement (the "Amended NPA"), resulting in the extinguishment of a portion of Warrants with an estimated fair value of $3.9 million. Subsequent to the Amended NPA, 199,999 Warrants remain outstanding.

In connection with the Corporate Reorganization, the Warrants’ agreements were amended so that the underlying security for which the 199,999 Warrants may be exercised is now Class B common stock rather than Series A preferred units. The Warrants continue to be exercisable for $18.00 per share. As a result of this modification, the Warrants met the criteria for equity classification and were reclassified from liabilities to stockholders’ equity effective on the modification date. On this modification date, the Company reclassified the Warrants’ $0.7 million liability carrying amount (measured at fair value after the final fair value remeasurement) to stockholders’ equity. Following this reclassification, the Warrants are no longer subject to fair value remeasurement as of each reporting period.

The Company recorded a loss of $0.1 million and gain of $0.1 million associated with the change in fair value of the Warrants in other income (expense), net, in the consolidated statement of operations for the years ended January 31, 2026 and 2025, respectively. No gain or loss was recognized during the year ended January 31, 2024, as the Warrants were not yet issued.

The Company estimated the fair value of the Warrants for the year ended January 31, 2025, assuming that the fair value of the underlying securities was $12.39 per unit; expected volatility was 55.0%; dividend rate was zero; and risk-free interest rate was 4.3%. To estimate the fair value of the Warrants upon reclassification, the Company assumed that the fair value of the underlying securities was $12.81 per unit; expected volatility was 50.0%; dividend rate was zero; and risk-free interest rate was 3.6%.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Warrants from their date of issuance through January 31, 2026:

(in thousands)
Issuances of the warrants	$4,617
Changes in fair value of the Warrants	(66)
Balance as of January 31, 2025 (liability-classified)	4,551
June 2025 extinguishment (1)	(3,919)
Changes in fair value of the Warrants through reclassification	112
Balance as of January 31, 2026 (equity-classified) (2)	$744

(1) Refer to Note 15, Debt for additional information on the June 2025 extinguishment.

(2) Refer to Note 18, Stockholders' Equity and Members' Deficit for additional information on the reclassification of Warrants from liability to equity.

Derivative Liability

As a result of features embedded in both the Senior Secured Promissory Notes and the Senior Secured Convertible Notes, the Company recognized embedded derivative liabilities during the years ended January 31, 2026 and 2025.

The derivative liability associated with the Senior Secured Promissory Notes is classified as a non-current liability in the consolidated balance sheets as of the year ended January 31, 2026 and 2025. As further discussed below, the derivative liability associated with the Senior Secured Convertible Notes was both recognized and extinguished during the year ended January 31, 2026. As a result, no related balance is presented in the consolidated balance sheets as of January 31, 2026, or 2025. Refer to Note 15, Debt for further details.

Immediately prior to the IPO, the Senior Secured Convertible Notes and their embedded derivative liabilities were extinguished through the issuance of 22,363,700 shares of Class B common stock. The Company recognized a final loss related to the change in fair value of the embedded derivative upon extinguishment of $7.5 million, which is presented in Loss (gain) from change in fair value of financial instruments in the consolidated statement of operations for the year ended January 31, 2026. Refer to Note 18, Stockholders’ Equity and Members' Deficit and Note 15, Debt for further details.

The Company estimated the fair value of the derivative liabilities using the “With and Without” method, which involves modeling the expected cash flows to the noteholder under both default and non-default scenarios and measuring the fair value differential between a note with and without the embedded features. The valuation of the derivative liabilities incorporated significant unobservable inputs, including the timing and probability of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other inputs include prevailing interest and risk-free rates, which are not considered significant unobservable estimates.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s derivative liability during the year ended January 31, 2026:

(in thousands)
Balance as of January 31, 2025	$832
June 2025 extinguishment (1)	(488)
Additions associated with issuances of Senior Secured Convertible Notes	30,187
Changes in fair value of the embedded derivative	10,840
Extinguishment of Senior Secured Convertible Notes	(40,972)
Balance as of January 31, 2026	$399

(1)
Refer to Note 15, Debt for additional information on the June 2025 extinguishment.

MW Call Option

The MW Call Option was not affected by the Corporate Reorganization or the IPO and remained classified as a non-current liability. The Company recognized a loss of $4.1 million related to the change in fair value of the MW Call Option during the year ended January 31, 2026, which was recorded in other income (expense), net. There were no other components to the change in its fair value during the year ended January 31, 2026. Refer to Note 4, Business Combinations for additional information on the MW Call Option.

Exchangeable Shares

As further discussed in Note 4, Business Combinations, Exchangeable Shares were issued as consideration for the CNCL Acquisition at a fair value of $2.4 million.

Prior to the Corporate Reorganization, the Exchangeable Shares were reported as non-current liabilities and remeasured at each reporting date. The Company determined that an Exchangeable Share was economically equivalent to a Series A preferred unit and, as such, should be recorded at a fair value consistent with that of a Series A preferred unit.

The Company estimated their fair value using a combination of income and market approaches, with input from management. The income approach estimates value based on the expectation of future cash flows that the Company may generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies as of each valuation date, adjusted to reflect the inherent risks in the Company’s cash flows.

The market approach estimates value based on a comparison to comparable public companies in a similar line of business and may also include “backsolves,” which infers value from recent financing rounds or tender offers. From these comparable companies, a representative market value multiple is determined and then applied to the Company’s financial forecasts to estimate its value. For each valuation, the enterprise value determined by the income and/or market approaches was then allocated to the Series A preferred units using the option pricing method ("OPM") or a hybrid of the probability-weighted expected return method and OPM, which estimates the probability weighted value across multiple scenarios but uses OPM to estimate the allocation of value within one or more of those scenarios.

In connection with the Corporate Reorganization, the Company entered into a letter agreement providing for the Exchangeable shares to be exchanged for 197,663 shares of Class B common stock rather than Series A preferred units. As a result of this modification, the Company determined that the Exchangeable Shares met the criteria for equity classification and were reclassified from liabilities to stockholders’ equity as of the modification date. Accordingly, the Company reclassified the carrying amount of $2.5 million related to the Exchangeable Shares, measured at fair value as of the modification date after giving effect to the final fair value remeasurement. For the period from issuance through the modification date (including such final remeasurement), the Company recorded a cumulative loss of $0.1 million in other income (expense), net, as shown in the consolidated statement of operations for the year ended January 31, 2026. Following this reclassification, the Exchangeable Shares are no longer subject to fair value remeasurement as of each reporting period. Refer to Note 18, Stockholders’ Equity and Members' Deficit for further details of the Exchangeable Shares.

Nonrecurring Fair Value Measurements

The fair values of assets acquired and liabilities assumed in an acquisition are measured on a non-recurring basis on the acquisition date. If the assets acquired and liabilities assumed are current and short-term in nature, the Company typically uses their approximate carrying values as it believes that it approximates their fair values. If the assets acquired are not short-term in nature, then the fair value is determined using the estimated future cash flows or other appropriate methods, and as such, are considered Level 3 inputs in the fair value hierarchy. Refer to Note 4, Business Combinations for a further discussion of the Company’s acquisitions.

8.
Inventory, Net

Inventory consisted of the following as of January 31, 2026 and 2025:

	January 31,
	2026	2025
	(in thousands)
Raw materials	$669	$485
Work in process	10	10
Finished goods	1,115	1,239
Reserve	(397)	(274)
Inventory, net	$1,397	$1,460

9.
Capitalized Software, Net

Capitalized software consisted of the following as of January 31, 2026 and 2025:

	January 31,
	2026	2025
	(in thousands)
Capitalized software	$51,717	$38,921
Less: accumulated amortization	(21,639)	(15,343)
Capitalized software, net	$30,078	$23,578

The Company capitalized software costs associated with application development totaling $13.3 million and $10.2 million during the years ended January 31, 2026 and 2025, respectively. During the years ended January 31, 2026 and 2025, the Company acquired nil and $10.5 million of capitalized software through the issuance of equity.

Amortization expense, which is included in depreciation and amortization in the consolidated financial statements of operations, totaled $6.7 million, $5.0 million and $4.3 million for the years ended January 31, 2026, 2025 and 2024, respectively.

10.
Intangible Assets, Net

Intangible assets consisted of the following as of January 31, 2026 and 2025:

	January 31, 2026
	(in thousands)
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	4-16 years	$27,095	$(4,126)	$22,969
Developed technology	5-6 years	4,260	(949)	3,311
Tradenames	6-16 years	12,033	(1,030)	11,003
Total		$43,388	$(6,105)	$37,283

	January 31, 2025
	(in thousands)
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	4-10 years	$7,465	$(1,730)	$5,735
Developed technology	5 years	2,050	(354)	1,696
Tradenames	6-15 years	4,300	(300)	4,000
Total		$13,815	$(2,384)	$11,431

Amortization expense was $3.7 million, $2.2 million and $0.2 million for the years ended January 31, 2026, 2025, and 2024, respectively.

The weighted average remaining useful life of intangible assets acquired is 10.0 years, 7.3 years, and 7.8 years for the years ended January 31, 2026, 2025, and 2024, respectively.

In determining the useful life for each category of intangible asset, the Company considered the expected use of the intangible, the longevity of the brand and considerations for obsolescence, demand, competition and other economic factors.

Amortization expense for the Company's intangible assets for the years ending January 31 are as follows:

Year Ending January 31:	(in thousands)
2027	$5,352
2028	5,227
2029	3,826
2030	3,525
2031	5,360
Thereafter	13,993
Total amortization expense	$37,283

11.
Goodwill

The following table reflects the changes in the carrying amount of goodwill during the years ended January 31, 2026 and 2025:

(in thousands)
Balance, February 1, 2024	$42,705
Acquired goodwill	12,949
Impairment of goodwill	(27,753)
Balance, January 31, 2025	$27,901
Acquired goodwill	79,078
Effect of foreign currency exchange rates	374
Balance, January 31, 2026	$107,353

In fiscal 2024, based on a qualitative assessment of goodwill at the Outreach reporting unit, management determined it was necessary to perform a quantitative valuation of goodwill as of November 1, 2024. The valuation of the Outreach reporting unit was determined using the income approach (discounted cash flows method) and the market approach (guideline public company method). Significant assumptions in these analyses included, but were not limited to, future cash flow projections, the weighted average cost of capital of 13.0%, the terminal exit multiple of EBITDA of 9.5, a blended income tax rate of 24.5%, and a control premium of 10.0%. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. The Company also uses the Guideline Public Company method, a form of the market approach (using Level 3 unobservable inputs), which is derived from metrics of publicly traded companies. The selection of comparable businesses is based on the markets in which the reporting unit operates considering risk profile, size, geography, and diversity of products and services. During the year ended January 31, 2025, the Company recognized a $27.8 million goodwill impairment charge and recorded it to impairment of goodwill in the consolidated statements of operations. The Company believes that delays in executing strategic initiatives associated with Outreach during the year ended January 31, 2025, contributed to the impairment. For the years ended January 31, 2026 and 2024, no impairment charges were recorded.

12.
Property and Equipment, Net

Property, plant and equipment consisted of the following as of January 31, 2026 and 2025:

	January 31,
	2026	2025
	(in thousands)
Furniture and equipment	$3,012	$1,798
Computers and electronics	1,967	1,227
Leasehold improvements	1,290	574
Total property and equipment	6,269	3,599
Less: accumulated depreciation	(2,103)	(1,296)
Property and equipment, net	$4,166	$2,303

Depreciation expense was $0.8 million, $0.5 million, and $0.2 million and for the years ended January 31, 2026, 2025, and 2024, respectively.

13.
Leases

The Company leases office facilities under non-cancellable operating lease arrangements, expiring at various dates through 2031. The Company’s leases generally provide for periodic rent increases and may contain escalation clauses, extension options, or renewal options. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

On February 28, 2025, as part of the Barna Acquisition, the Company acquired one lease, resulting in an operating lease liability of $0.2 million and a right-of-use asset of $0.2 million.

On May 31, 2025, as part of the Midwestern Acquisition, the Company acquired four leases, resulting in operating lease liabilities of $1.5 million and right-of-use assets of $1.5 million.

On July 3, 2025, as part of the Masterworks Acquisition, the Company acquired one lease, resulting in an operating lease liability of $0.6 million and a right-of-use asset of $0.6 million.

Two of the facilities are leased from entities controlled by the CEO of the Company, and total lease payments for these properties totaled $0.2 million for each of the years ended January 31, 2026, 2025, and 2024. For information on the lease arrangements with related parties, see Note 19, Related Party Transactions.

On January 2, 2024, as part of the acquisition of Outreach Media, Inc, the Company acquired two leases with favorable terms, resulting in a total operating lease liability of $3.5 million and a total right-of-use asset of $3.8 million. These two leases are from entities controlled by the sellers of Outreach Media, Inc, who are also employees of the Company.

The components of lease costs, lease term, and discount rate for operating leases are as follows for the years ended January 31, 2026, 2025, and 2024 are as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Operating lease costs	$2,098	$1,231	$466
Variable lease costs	526	910	384
Total lease cost	$2,624	$2,141	$850

Weighted-average remaining lease term (in years)	4.08	5.37	4.60
Weighted-average discount rate	11.24%	11.50%	11.41%

Supplemental balance sheet information related to operating leases consisted of the following as of January 31, 2026 and 2025:

	January 31,
	2026	2025
	(in thousands)
Operating lease ROU assets – related parties	$5,074	$3,618
Operating lease ROU assets – third parties	3,631	217
Total operating lease ROU assets	$8,705	$3,835

Operating lease liabilities – related parties	$5,153	$3,556
Operating lease liabilities – third parties	3,848	224
Total operating lease liabilities	$9,001	$3,780

Supplemental cash flow information related to operating leases were as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Cash payments for operating leases	$1,743	$955	$437

The future maturities of long-term operating lease liabilities for each fiscal year are as follows:

Maturity of Operating Lease Liabilities
(in thousands)
2026	$2,812
2027	2,800
2028	2,677
2029	1,761
2030	1,168
Thereafter	—
Total	11,218
Less: imputed interest	(2,217)
Present value of lease liabilities	9,001
Less: current obligations	(1,925)
Long-term obligations under leases	$7,076

Other supplemental information related to long-term operating leases for the years ended January 31, 2026, 2025 and 2024 consists of the following:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Fair value of below-market lease obtained in acquisition included in acquired right-of-use asset	$—	$304	$356

14.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation related to claims arising out of operations in the normal course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of January 31, 2026, and through the date these consolidated financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the consolidated financial statements.

15.
Debt

The carrying value of the Company’s non-current debt was as follows for the periods presented:

		January 31,
Instrument	Maturities	2026	2025
		(in thousands)
PPP loans	—	$887	$952
Senior Secured Promissory Notes	April 23, 2027	12,994	62,061
Midwestern Notes	Varied	9,901	11,827
Visitor Reach Notes	Varied	—	1,000
Igniter Promissory Note	July 30, 2030	6,333	—
Other notes payable	Varied	6,419	374
Total		36,534	76,214
Less: unamortized discount and issuance costs		(1,237)	(6,078)
Less: amounts due within one year		(5,812)	(3,177)
Total debt, non-current		$29,485	$66,959

As of January 31, 2026, future principal payments for the Company’s long-term debt are as follows:

Year Ending January 31:	(in thousands)
2027	$5,812
2028	16,722
2029	3,186
2030	4,264
2031	1,465
Thereafter	5,085
Total	$36,534

Paycheck Protection Program Loan

During the year ended January 31, 2021, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $4.9 million. During the year ended January 31, 2022, the Small Business Administration claimed that the Company did not qualify for forgiveness for $1.0 million of the PPP loan. In September 2024, the Company agreed on a payment plan with the SBA to pay the loan in 180 equal monthly installments starting September 25, 2024. As of January 31, 2026, the balance for the PPP loan continued to be reflected as a liability on the consolidated balance sheet. The effective interest rate of the PPP loan was 0.0%, as of January 31, 2026, and 2025.

Senior Secured Promissory Notes and Warrants

On April 23, 2024, the Company entered into a promissory note purchase agreement (the “Note Purchase Agreement”) authorizing the issuance of up to an aggregate principal amount of $70.0 million in secured promissory notes (the “Senior Secured Promissory Notes”). The Company issued $60.7 million of Senior Secured Promissory Notes to the Purchasers, including related parties, during the year ended January 31, 2025. There were no issuances during the year ended January 31, 2026. The Senior Secured Promissory Notes issued to one of the Purchasers are personally guaranteed by the Company's principal stockholders, Scott and Theresa Beck. For more information on related party debt refer to Note 19, Related Party Transactions.

The Senior Secured Promissory Notes bear interest at a variable rate equal to the higher of 1-Month SOFR or 1.0%, plus 8.0% per annum. Interest is payable quarterly in arrears, comprising 8.0% cash interest and the remainder as payment-in-kind (“PIK Interest”). If an event of default occurs (as defined in the Note Purchase Agreement) and the Purchaser elects to continue to holding the Senior Secured Promissory Notes, the notes will automatically bear interest at a rate that is 5.0% per annum higher than the rate otherwise applicable.

As additional consideration to the Purchasers, the Company issued each Purchaser warrants to purchase Series A preferred units at an exercise price of $18.00 per unit (the “Warrants”). Initially, the Warrants were classified as non-current liabilities, recorded at fair value, and remeasured as of each reporting period with changes in fair value recognized in the consolidated statement of operations. As further discussed below, on June 23, 2025, the Company settled a portion of the Warrants liability, $3.9 million, in connection with the extinguishment of the majority of the Senior Secured Promissory Notes. Additionally, on November 19, 2025, the Company reclassified the remaining Warrants liability, $0.7 million, to stockholders’ equity following amendments to the Warrants’ agreements in connection with the Corporate Reorganization. Refer to Note 7, Fair Value Measurements for additional information on the remeasurement of the Warrants prior to their reclassification.

The Senior Secured Promissory Notes contain embedded features that are required to be bifurcated and accounted for separately as a derivative liability under ASC 815. These include contingent put and contingent interest features that are not clearly and closely related to the debt host. The bifurcated derivative liability is recorded at fair value, with changes in fair value recognized in earnings. The Company assesses the fair value of the derivative liability at each reporting date until modification or extinguishment of the debt host’s contract. Refer to Note 7, Fair Value Measurements for additional information regarding the Company’s recurring adjustments to the fair value of the embedded derivative liability of the Senior Secured Promissory Notes.

On June 23, 2025, the Company entered into an Amended NPA and provided Purchasers with the option to exchange their existing Senior Secured Promissory Notes for senior secured convertible notes under the Amended NPA (the “Senior Secured Convertible Notes”). In comparison to the original agreement, the Amended NPA (1) increased the aggregate principal capacity to $130.0 million dollars; (2) revised certain default covenants; (3) introduced a new mandatory conversion feature that automatically converts the Senior Secured Convertible Notes into common stock at a per share conversion price equal to the lesser of (i) 80% of the public offering price of a qualified IPO or (ii) $30.00; and (4) cancelled the Warrants for all holders exchanging their Senior Secured Promissory Notes for Senior Secured Convertible Notes. Purchasers that elected not to participate in the Senior Secured Convertible Notes maintained their Warrants with no modifications to their terms. As part of the Amended NPA, all but two Purchasers participated in the exchange of Senior Secured Promissory Notes for Senior Secured Convertible Notes, exchanging $50.6 million of outstanding principal and cancelling $3.9 million of Warrants. Two Warrants to acquire 199,999 Series A preferred units remained outstanding immediately following such exchange. The Company recorded the newly issued Senior Secured Convertible Notes at fair value, $58.5 million (including the embedded derivative liability), due to it exceeding the carrying amount of the exchanged Senior Secured Promissory Notes. The exchange was accounted for as a debt extinguishment in accordance with ASC 480, resulting in a net loss on extinguishment of debt of $7.5 million presented in Loss on extinguishment of debt in the consolidated statement of operations, and consisted of a gain on extinguishment of Warrants and a loss related to the additional value conveyed to the Purchasers in the exchange.

On November 19, 2025, as part of the Corporate Reorganization, the outstanding Warrant agreements were amended to be exercisable for an aggregate of 199,999 shares of Class B common stock rather than Series A preferred units. As a result of this modification, the Company determined that the Warrants met the criteria for equity classification and reclassified the Warrants’ liability at its approximate fair value, $0.7 million, from liabilities to stockholders’ equity. The modification did not result in a material gain or loss upon reclassification.

During the years ended January 31, 2026 and 2025, total interest expense related to the Senior Secured Promissory Notes was $4.0 million and $5.3 million, including $2.6 million and $2.4 million of coupon interest; $1.4 million and $1.6 million of PIK Interest; and $1.3 million and $1.3 million of amortization of debt discounts and issuance costs, respectively. The effective interest rate of the notes was 15.8% as of both January 31, 2026 and 2025.

As of January 31, 2026, a total principal balance of $13.0 million, inclusive of PIK Interest, and 199,999 Warrants (classified in stockholders' equity with a carrying amount of $0.7 million) remained outstanding to two Purchasers. As of January 31, 2026 and 2025, the fair value of the Senior Secured Promissory Notes was $11.6 million and $58.5 million, respectively. The estimated fair value, which the Company deems a Level 3 measurement, was determined by management based on an independent third-party valuation report.

Senior Secured Convertible Notes

As described above, on June 23, 2025, the Company entered into the Amended NPA, which included an increased principal capacity, amended default covenants, an added conversion feature, and cancellation of the Warrants for all exchanging Purchasers. The remaining terms of the Senior Secured Convertible Notes remained substantially unchanged from the Senior Secured Promissory Notes. Each Senior Secured Convertible Note had a principal amount equal to the holder’s original funded principal plus accrued PIK Interest through June 23, 2025. On September 5, 2025, the Company amended the terms of its Amended NPA dated June 23, 2025, pursuant to a first amendment to the First Amended NPA. Under the First Amended NPA, the Company’s aggregate principal borrowing capacity under the facility was increased from $130.0 million dollars to $160.0 million. In connection with the amendment, the Company entered into a new guaranty with Pearl Street Trust in favor of the holders of the Senior Secured Convertible Notes.

The Senior Secured Convertible Notes bore interest at a variable rate equal to the higher of 1-Month SOFR or 1.0%, plus 8.0% per annum. Interest was payable quarterly in arrears, comprised of 8.0% cash interest with the remainder as PIK Interest.

The Senior Secured Convertible Notes contained an embedded feature that was required to be bifurcated and accounted for separately as a derivative liability under ASC 815. This related to the share-settled redemption feature that was not clearly and closely related to the debt host. The bifurcated derivative liability was recorded at fair value, with changes in fair value recognized in earnings. Refer to Note 7, Fair Value Measurements for additional information regarding the Company’s recurring adjustments to the fair value of the embedded derivative liability associated with the Senior Secured Convertible Notes prior to their conversion. As further discussed below, on November 19, 2025, the Company derecognized $41.0 million of its derivative liability in connection with the conversion of the Senior Secured Convertible Notes.

After the exchange of the Senior Secured Promissory Notes by the existing Purchasers, the Company issued an additional $81.9 million in Senior Secured Convertible Notes before their conversion on November 20, 2025. Additionally, on August 1, 2025, $5.0 million of the Members’ Advances received from minority stockholders during the year January 31, 2026, was applied to issue Senior Secured Convertible Notes. As discussed in Note 19, Related Party Transactions, the majority of the Senior Secured Convertible Notes were issued to related parties of the Company, and, as such, the Company determined that the cash proceeds received were not indicative of fair value. Accordingly, the Company recorded the notes at their fair value of $160.9 million, inclusive of the embedded derivative above. The combination of the issuance of the notes and related derivative created a charge of $15.6 million, included in Loss (gain) from change in fair value of financial instruments in the consolidated statements of operations.

Immediately prior to the closing of the Company’s IPO, the Senior Secured Convertible Notes automatically converted into 22,363,700 shares of Class B common stock at a conversion price equal to 80% of the IPO price, or $6.40 per share. The settlement was accounted for as a debt extinguishment in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments. The settlement resulted in the extinguishment of $41.0 million associated with embedded derivative liability and $137.9 million, net of $5.2 million of discounts, from the carrying value of Senior Secured Convertible Notes. The carrying value of the Senior Secured Convertible Notes immediately prior to their settlement included $133.6 million in outstanding principal, inclusive of capitalized PIK Interest, debt discounts, and issuance costs; $0.8 million in accrued PIK Interest; and $3.5 million in unpaid cash payable interest. Immediately prior to settlement, the embedded derivative liability was remeasured to fair value; resulting in a $7.5 million loss recognized in Loss (gain) from change in fair value of financial instrument in the consolidated statement of operations for the period. No further gain or loss was recognized in connection with the extinguishment of the debt, as the embedded derivative liability approximated the fair value attributable to the share-settlement feature at the time of extinguishment.

During the year ended January 31, 2026, the Company recognized $6.0 million in total interest expense, including $3.9 million of coupon interest, $2.1 million of PIK Interest, and $1.8 million of amortization of debt discounts and issuance costs. The effective interest rate of the Senior Secured Convertible Notes was 17.5% through the date of extinguishment.

As of January 31, 2026, there were no Senior Secured Convertible Notes or related embedded derivative liabilities outstanding, as all such instruments were extinguished in connection with the IPO.

Midwestern Promissory Notes

On January 3, 2025, the Company issued three promissory notes (the “Midwestern Notes”) as partial consideration for its investment in Midwestern. The Midwestern Notes, which are prepayable at any time by the Company without penalty, consist of (1) a $2.4 million note bearing interest at 4.8%, issued to Mr. Johnson (“Seneca Note”), (2) a $6.5 million note bearing interest at 3.1%, issued to Flourish Holdings, Inc. (“Paden Note”), and (3) a $3.2 million note bearing interest at 5.0%, to Flourish Holdings, Inc. The Company is required to make monthly principal and interest payments on each of the notes. In the event the notes are not paid upon maturity, the obligations under the Midwestern Notes will automatically bear interest at a rate equal to an additional 5.0% per annum over the rate otherwise applicable. Refer to Note 19, Related Party Transactions for additional information.

As of January 31, 2026 and 2025, the estimated fair value of the Midwestern Notes was $6.6 million and $8.6 million, respectively. The estimated fair value of the notes, which the Company deems a Level 3 measurement, was determined based on an independent third-party valuation report. Total interest expense was immaterial for the years ended January 31, 2026 and 2025. The weighted-average effective interest rate of the Midwestern Notes was 3.7% for the years ended January 31, 2026.

Visitor Reach Notes

As of January 31, 2025, the Company’s subsidiary, Visitor Reach, had entered into a series of subordinated loan agreements totaling $1.0 million (the “Visitor Reach Notes”) with related parties and their affiliates, as discussed further in Note 19, Related Party Transactions, which are prepayable at any time by the Company without penalty. Each subordinated loan bore interest at a fixed annual rate of 14.0%. The notes were amended to extend the maturity date to December 31, 2025. The loans were unsecured and subordinated to all senior liabilities of Visitor Reach. The Visitor Reach Notes were recognized based on the proceeds received from issuance. No debt issuance costs were incurred in connection with the issuance of the Visitor Reach Notes. Interest expense associated with these notes is measured using the effective interest method. The effective interest rate of the Visitor Reach Notes was 14.0%, as of January 31, 2025.

As of January 31, 2025, the carrying amount of the Visitor Reach Notes approximated their fair value due to the short-term nature of the instruments and the use of an interest rate that reflects market terms. During the year ended January 31, 2026, the Company paid off the remaining balance of the Visitor Reach Notes. Total interest expense was $0.1 million and immaterial for the years ended January 31, 2026 and 2025, respectively.

Igniter Promissory Note

On August 29, 2025, the Company issued the Igniter Promissory Note with related parties and affiliates as partial consideration for the acquisition of the Igniter Group. The Igniter Promissory Note, which is prepayable at any time by the Company without penalty, totaled $6.6 million and bears interest at a fixed annual rate of 6.0%. The Company is required to make quarterly principal and interest payments on the note. In the event of default, all obligations immediately become due. Refer to Note 19, Related Party Transactions for additional information. The effective interest rate of the Igniter Promissory Note was 10.4%, as of both January 31, 2026 and 2025.

As of January 31, 2026, the estimated fair value of the Igniter Promissory Note was $5.6 million. The estimated fair value of the note, which the Company deems a Level 3 measurement, was determined based on an independent third-party valuation report. Total interest expense was $0.1 million for the year ended January 31, 2026.

16.
Income Taxes

Prior to the Corporate Reorganization, the Company was treated as a partnership for U.S. Federal and most applicable state and local income tax purposes. As a partnership, the Company was not subject to U.S. Federal and certain state and local income taxes. Any taxable income or loss generated by the Company was passed through to and included in the taxable income or loss of its members. Prior to the Corporate Reorganization, the Company's wholly owned subsidiary, Outreach, Inc., was subjected to U.S. Federal and state and local income taxes.

After the Corporate Reorganization, the Company is subject to U.S. Federal and state local income taxes.

The following summarizes the components of income tax (benefit) expense:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Current income tax expense:
Federal	$312	$—	$—
State	130	—	—
Foreign	60	—	—
Total current income tax expense	502	—	—
Deferred income tax expense (benefit):
Federal	(168)	(508)	(81)
State	19	(288)	(25)
Foreign	9	—	—
Total deferred income tax benefit	(140)	(796)	(106)
Total income tax expense (benefit)	$362	$(796)	$(106)

The following summarizes the components of loss before provision for income taxes:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Domestic	$(161,381)	$(86,018)	$(48,258)
Foreign	229	—	—
Total income before taxes	$(161,152)	$(86,018)	$(48,258)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net loss before the provision for income taxes. The sources and effects of the differences are as follows:

	Year Ended January 31,
	2026		2025		2024
	(in thousands)
Pre-tax loss	$(161,152)		$(86,018)		$(48,258)
U.S federal statutory tax rate	(33,842)	21.0%	(18,064)	21.0%	(10,134)	21.0%
State and local income taxes, net of federal income tax effect (1)	121	(0.1)%	(98)	0.1%	(20)	0.1%
Foreign tax effects	13	(0.0)%	—	0.0%	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	(129)	0.2%	—	—%
Changes in valuation allowances	336	(0.2)%	—	—%	—	—%
Nontaxable or nondeductible items:
Income not subject to corporate tax	24,647	(15.3)%	11,662	(13.6%)	10,048	(20.8%)
Derivative fair market value adjustment	1,543	(1.0)%	—	—%	—	—%
Warrant fair market value adjustment	1,202	(0.7)%	—	—%	—	—%
Goodwill impairment Outreach	—	—%	5,828	(6.8%)	—	—%
Other	352	(0.2)%	5	(0.0%)	—	—%
Other adjustments:
Change in tax status	5,765	(3.6)%	—	—%	—	—%
Other	225	(0.1)%	—	—%	—	—%
Total income tax expense (benefit)	$362	(0.2)%	$(796)	0.9%	$(106)	0.2%

(1)
State taxes in California, Colorado, and Missouri represented the majority (greater than 50%) of the tax effect in this category.

Significant components of the Company’s net non-current deferred tax assets and liabilities are as follows:

	Year Ended January 31,
	2026	2025
	(in thousands)
Non-current deferred assets
Net operating loss carryforward	$4,792	$74
Equity-based compensation	3,612	—
Operating lease liability	1,787	825
Capitalized research and development costs	—	418
Inventory	—	68
Accrued liabilities	792	—
Accrued compensation	756	71
Other	505	14
Disallowed interest	301	—
Total deferred tax asset	12,545	1,470
Valuation allowance	(376)	—
Net deferred tax asset	12,169	1,470
Non-current deferred tax liabilities
Capitalized software	(7,192)	—
Investment in partnerships	(4,793)	—
Intangibles	(2,320)	(2,152)
Operating right-of-use asset	(1,718)	(840)
Property and equipment	(499)	(389)
Total deferred tax liability	(16,522)	(3,381)
Net deferred tax liability	$(4,353)	$(1,911)

As of January 31, 2026, the Company had $22.3 million of federal net operating loss carryforwards, which can be carried forward indefinitely.

As of January 31, 2026, the Company had $10.6 million of state net operating loss carryforwards, which can be carried forward for periods that vary from ten years to indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in this assessment. In order to fully realize the deferred tax asset, the Company has considered the reversal of its deferred tax liabilities. On the basis of this evaluation, the Company recorded a valuation allowance of $0.4 million as of January 31, 2026. For the year ended January 31, 2026, the net change in the valuation allowance was $0.4 million.

The total cash paid for income taxes, net of refunds is composed of the following:

	Year Ended January 31,
	2026	2025
	(in thousands)
U.S. Federal	$22	$—
State (1)	58	—
Foreign	87	—
Total cash paid for income taxes, net of refunds	$167	$—

(1) No individual jurisdictions met the 5% disaggregation threshold.

The Company had no uncertain tax positions for the year ended January 31, 2026. As of January 31, 2026, the Company had no accrued interest or penalties related to uncertain tax positions. The Company does not expect a material change in unrecognized tax benefits within the next 12 months.

The statute of limitations on Internal Revenue Service examinations has expired for all years prior to 2022. State income tax returns are generally subject to examination for a period of three to four years after filing of the return.

17.
Equity-Based Compensation

2014 Membership Unit Option Plan

On December 15, 2014, Gloo Holdings, LLC, adopted the Membership Unit Option Plan (the "2014 Plan"), which authorized Gloo Holdings, LLC to grant options to purchase up to 15,000,000 common units of Gloo Holdings, LLC to owners, officers, eligible employees, managers, and consultants of Gloo Holdings, LLC or any entity that provided services to the Company by issuing new common units. Common units subject to unexercised options that were terminated for any reason were available for reissuance. The exercise price, vesting conditions, and all other terms of the options were determined by the board of managers of the Company. The options generally expired 10 years from the date of grant and generally vested 40.0% on the second anniversary of the vesting commencement date and 20.0% on each subsequent anniversary. Options issued under the 2014 Plan were equity classified.

Gloo Incentives, LLC Incentive Units Plan

On March 20, 2023, Gloo Holdings, LLC, established Gloo Incentives, LLC, a wholly owned subsidiary of Gloo Holdings, LLC, for the purpose of implementing an incentive equity program under which incentive awards ("Profits Units") could be issued to eligible employees or other individuals providing services to Gloo Holdings, LLC. Under this plan, Gloo Holdings, LLC was able to issue Profits Units directly to such service providers and the number of Profits Units authorized for grant was equal to 7.10% of the total issued and outstanding units of the Company.

Each Profits Unit was subject to a “hurdle” rate per share, which was determined by the board of managers of Gloo Holdings, LLC at the date of grant. Profits Units shared in distributions of Gloo Holdings, LLC in accordance with the distribution hierarchy described in Note 18, Stockholders’ Equity and Members’ Deficit, provided that no amount could be distributed with respect to Profits Units unless and until the aggregate amount distributable was equal to the hurdle for such Profits Units. Profits Units had no expiration date and grantees retained Profits Units after their employment had terminated subject to the Company’s right to repurchase such Profits Units at their then fair market value. Prior to the Corporate Reorganization, all Profits Units were equity-classified with the exception of 3,115,000 units which were liability-classified due to the grantee’s right to require the Company, following the grantee’s termination, to repurchase all or part of the units at a price equal to four times the trailing 12-month EBITDA.

In accordance with ASC 718, the fair value of equity-classified Profits Units was estimated on the date of the grant, while liability-classified Profits Units were remeasured as of each reporting period end date until settlement or expiration of the award. The fair value was estimated using a hybrid valuation approach that considered an assumed initial public offering or other liquidity outcomes, including a Probability-Weighted Expected Return Method (“PWERM”) and a Black-Scholes model, as applicable based on the form and timing of an expected future liquidity event. The PWERM is a scenario-based analysis that estimates common stock value based on the probability-weighted present value of future equity values for the Profits Units. The Black-Scholes model estimates the fair value of the Profits Units in other assumed scenarios by requiring the Company to make certain estimates and assumptions, such as the expected price volatility of the common shares or units, the period when the awards are outstanding, the risk-free rate and the expected dividends.

Employee Stock Purchase Plan

In advance of the Corporate Reorganization and the Company's IPO, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective on the business day immediately prior to the effective date of the registration statement for the Company’s IPO. However, no offering period or purchase period will begin unless and until otherwise determined by the Company’s board of directors.

The ESPP authorizes the issuance of 500,000 shares of the Company’s Class A common stock and includes an annual “evergreen” increase on the first day of each fiscal year beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs, equal to the least of (i) 4,400,000 shares, (ii) 3% of the outstanding shares of all classes of common stock as of the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Company's board of directors.

Eligible employees will participate through payroll contributions of up to 15% of their eligible compensation, subject to plan and statutory limitations (including a 5% ownership limitation and a $25,000 annual purchase limitation). Offering periods will begin and end on dates determined by the ESPP administrator. Amounts contributed and accumulated will be used to purchase shares at the end of each six-month purchase period at a purchase price equal to 85% of the lower of the fair market value of the Company’s Class A common stock on (i) the first trading day of the offering period or (ii) the exercise date.

As of January 31, 2026, the Company has not commenced any offering period or purchase period under the ESPP, and no shares have been issued under the ESPP.

2025 Equity Incentive Plan

As part of the Corporate Reorganization and concurrent with the termination of the 2014 Plan, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”) immediately before the effectiveness of the Company's IPO. The 2025 Plan provides for the grant of incentive stock options to eligible employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock units (“RSUs”) and performance awards to eligible employees, directors and consultants (collectively, "Service Providers"). As further discussed below, all outstanding common unit options under the 2014 Plan were assumed and converted into options to purchase shares of the Company’s Class B common stock on a three-for-one basis on substantially the same terms (the “Assumed Options”), with the exception of certain Assumed Options that were "underwater" and were repriced to have an exercise price per share equal to the initial price per share of the Company's Class A common stock upon the Company's IPO (such options, the “Repriced Options”).

The per share exercise price of options granted under the 2025 Plan must at least be equal to the fair market value of the Company’s Class A common stock on the date of grant. The term of an option may not exceed ten years. With respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director, or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for twelve months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2025 Plan, the administrator determines the other terms of options. Generally, the vesting period of awards spans five years from the grant date, with 40% vesting on the second anniversary and the remaining 60% vesting equally over the next three anniversaries of the five-year term. Holders of 2025 Plan options do not have voting rights or rights to dividends (or dividend equivalents) with respect to the underlying shares unless and until the options are exercised and shares are issued. Vesting may be accelerated in accordance with the terms of the 2025 Plan.

As of January 31, 2026, there were approximately 13.4 million shares of the Company's Class A common stock available for equity award issuance under the 2025 Plan. The number of shares available for issuance under the 2025 Plan will be automatically increased on the first day of each fiscal year, beginning with the 2026 fiscal year, in an amount equal to the least of (a) 10,800,000 shares, (b) five percent of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the board of directors no later than the last day of the immediately preceding fiscal year.

Outside Director Compensation Policy

In connection with the adoption of the 2025 Plan, the Company adopted a compensation policy for the Company’s non-employee directors to govern cash and equity compensation for non-employee members of the Company’s board of directors (the “Outside Director Compensation Policy”). Pursuant to this policy, non-employee directors are eligible to receive equity-based compensation in the form of RSUs covering a number of shares of the Company’s Class A common stock (“Outside Director Awards”). Outside Director Awards are subject to continued service as a director and are intended to align the interests of non-employee directors with long-term stockholder value. In addition to equity compensation, non-employee directors are eligible to receive annual cash retainers of $100,000, with additional cash compensation for service as non-executive chair of the board and for service as a chair or member of board committees. Total annual compensation for each non-employee director, inclusive of both cash and equity components, may not exceed $750,000 in any fiscal year, except for in the initial year of service as a non-employee director, in which the limit is $1,000,000.

Outside Director Awards are equity classified awards and are not subject to remeasurement. Grant date fair value is based on the closing market price of the Company’s Class A common stock on the grant date, and stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Outside Director Awards generally vest based solely on continued service over one- or two-year service periods, with two-year awards generally vesting in equal annual installments. In the event of a change in control, all outstanding equity awards held by non-employee directors will fully vest and become nonforfeitable, including performance-based awards, if any, which will be deemed achieved at 100% of target unless otherwise provided in the applicable award agreement, provided that the eligible non-employee director continues to be a non-employee director through such date.

Options

In connection with the Corporate Reorganization and the 2025 Plan, all outstanding common unit options under the 2014 Plan were assumed and converted on a three-for-one basis into options to purchase shares of the Company's Class B common stock. No further option grants were made in connection with the 2014 Plan, and the Company does not expect to make any future equity grants to purchase shares of the Company's Class B common stock under the 2025 Plan. Additionally, concurrent with this conversion, the board of directors approved a repricing of certain Assumed Options that were "underwater" as of the IPO date, meaning that the exercise price per share of these Assumed Options was greater than the fair market value of a share of the Company’s Class B common stock upon the Company’s IPO. Specifically, the exercise price of each such Repriced Option was reduced from the pre-modification exercise price per share to the IPO price of $8.00 per share. The repricing was accounted for as a stock option modification, and the incremental fair value of each option was determined using the Black-Scholes model, resulting in the recognition of $2.4 million of incremental compensation expense related to vested Repriced Options as of the modification date. The Company will recognize an additional $2.6 million of incremental compensation cost on a straight-line basis over the remaining requisite service periods of the Repriced Options.

Other than the reduction in exercise price per share for the Repriced Options, the Assumed Options retained their original rights, terms, and qualifications, including their original vesting schedules, expiration dates, and post-termination exercisability provisions. The Assumed Options generally expire ten years from the original grant date and generally vest based solely on continued service, with 40% vesting on the second anniversary of the applicable vesting commencement date and 20% vesting annually thereafter for a period of three years. Holders of Assumed Options do not have voting rights or rights to dividends (or dividend equivalents) with respect to the underlying shares unless and until the options are exercised and shares are issued. Vesting may be accelerated in accordance with the terms of the 2014 Plan.

The grant date fair value of each option issued under either the 2014 Plan or the 2025 Plan was estimated using a Black-Scholes model. The weighted average estimated grant date fair value of stock options granted under the 2014 Plan was $4.62, $3.36, and $4.02 per unit during the years ended January 31, 2026, 2025, and 2024, respectively. The weighted average estimated grant date fair value of stock options granted under the 2025 Plan was $4.22 per share for the year ended January 31, 2026. The weighted average assumptions used in the Black-Scholes model are presented below. For the year ended January 31, 2026, the weighted average assumptions presented below reflect options awarded under both the 2025 Plan subsequent to the IPO and under the 2014 Plan prior to the IPO.

	Year Ended January 31,
	2026	2025	2024
Risk-free rate	3.9%	4.4%	4.2%
Dividend yield	—%	—%	—%
Expected life (in years) (1)	6.5	6.0	6.6
Expected volatility (2)	50.7%	49.9%	61.5%

(1)
Expected life was estimated as the mid-point between the weighted average vesting period and the contractual life of the option.
(2)
Expected volatility was based on historical share price volatility for comparable public companies over a period equal to the expected life of the option.

The following table summarizes the activity during the year ended January 31, 2026, of options granted under the 2014 Plan and 2025 Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except weighted-average exercise price)
Outstanding as of January 31, 2025	3,318	11.35	6.6	4,816
Granted	10,640	9.40	—	—
Exercised	(164)	3.88	—	—
Forfeited	(342)	15.51	—	—
Expired	(209)	8.59	—	—
Outstanding as of January 31, 2026	13,243	7.77	8.9	265
Exercisable as of January 31, 2026	3,510	$7.73	7.0	$265

The total intrinsic value of options exercised was $1.2 million, $1.2 million, and nil during the years ended January 31, 2026, 2025, and 2024, respectively. The Company received cash of $0.6 million, $0.3 million and nil for options exercised during the years ended January 31, 2026, 2025 and 2024, respectively. Total stock-based compensation expense related to stock options was $12.3 million, $1.8 million, and $0.6 million during the years ended January 31, 2026, 2025, and 2024, respectively. During the year ended January 31, 2026, the Company recognized $3.4 million of incremental compensation expense related to the modifications of options, including $2.4 million related to Repriced Options as described above and $1.0 million related to the Make-Whole Options as described below. The Company capitalized stock-based compensation costs of $0.1 million during the year ended January 31, 2026. Capitalized stock-based compensation costs were immaterial during the years ended January 31, 2025 and 2024. As of January 31, 2026, there was approximately $40.5 million of unrecognized equity-based compensation related to unvested options to be expensed over a weighted average period of 4.1 years.

Profits Units

As part of the Corporate Reorganization, the Company exchanged all of the Profits Units outstanding for shares of the Company's Class B common stock. As adjusted for the Reverse Split, the number of shares of the Company's restricted Class B common stock issued in the Corporate Reorganization for any award was equal to the quotient of (a) the product of an award’s (i) number of Profits Units and (ii) the excess of the IPO price of $8.00 over the hurdle rate, and (b) the IPO price of $8.00. Holders of Profits Units awards whose hurdle rate exceeded the IPO price did not receive any shares of the Company’s Class B common stock as the awards were deemed to be out-of-the-money. Any shares of the Company’s Class B common stock issued in exchange for Profits Units are subject to the same time-based vesting conditions and tranche schedules of the original awards. The Company issued 29,649 shares of Class B common stock with a grant date fair value of $8.00 per share, which was added to the remaining unrecognized compensation expense from the Profits Units, all of which were subject to transfer restrictions and forfeitures pending the fulfillment of the time-based vesting conditions as of the date of grant.

Additionally, all holders of Profits Units were granted options to purchase shares of the Company’s Class A common stock ("Make Whole Options") at an exercise price of $8.00 per share, the IPO price. The number of Make-Whole Options granted to a former holder of a Profits Units award was equal to the number of Profits Units outstanding for the award as of the date of the exchange, as adjusted for the Reverse Split, less any restricted shares of Class B common stock the holder received in exchange for their Profits Units award. All Make-Whole Options retained the original time-based vesting conditions of the legacy awards, which may include accelerated vesting upon a change in control or termination of the grantee. On the modification date, the Company measured the fair value of the Make-Whole Options using the Black-Scholes model based on the awards’ terms and market conditions, including the exercise price, expected volatility, expected term, risk-free rate, and expected dividends. These Make-Whole Options are equity classified. The Company determined that the 2,467,017 issued Make-Whole Options had a weighted average grant date fair value of $4.40 per share.

The conversion of the Profits Units into shares of the Company's Class B common stock and issuance of Make-Whole Options was accounted for as a modification under ASC 718. The incremental fair value for vested awards was recognized on the modification date, while any unrecognized compensation expense for the original Profits Units and any incremental fair value for the unvested awards is recognized over the remaining service period. The full fair value of Make-Whole Options issued for the Profits Units represents the incremental fair value. Compensation expense is recognized concurrent with vesting and the general vesting schedules of the awards are 40% on the first vesting date, followed by 20% annually thereafter. The Company recognized compensation cost related to Make-Whole Options of approximately $4.7 million during the year ended January 31, 2026.

The following table summarizes weighted average assumptions used in the Black-Scholes model for the periods during which Profits Units were granted. No Profits Units were granted during the year ended January 31, 2026, and accordingly, no values have been provided for that period.

	Year Ended January 31,
	2026	2025	2024
Risk-free rate	0.0%	3.9%	3.9%
Dividend yield	—%	—%	—%
Expected life (in years) (1)	—	5.0	2.5
Expected volatility (2)	0.0%	55.0%	74.3%

(1)
Expected life was estimated considering the time to a liquidity event.
(2)
Expected volatility was based on historical share price volatility for comparable public companies over a period equal to the expected life of the option, adjusted to account for differences between the Company and the comparable public companies.

A summary of the nonvested Profits Units for the year ended January 31, 2026, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per Unit)
	(in thousands)
Non-vested as of January 31, 2025	2,537	3.60
Granted	—	—
Vested	(100)	2.31
Forfeited/Cancelled	(160)	3.19
Exchange into Class B Common Stock	(2,277)	3.67
Non-vested as of January 31, 2026	—	$—

The total fair value of Profits Units vested during the years ended January 31, 2026, 2025, and 2024 was approximately $0.2 million, $1.7 million, and $1.0 million, respectively.

The Company recognized compensation cost related to Profits Units through the date of their exchange of approximately $2.0 million for the year ended January 31, 2026. Compensation cost related to the Profits Units was approximately $1.9 million and $1.2 million for the years ended January 31, 2025 and 2024, respectively. No portion of the related cost was capitalized during the year ended January 31, 2026.

Restricted Stock

The Company granted shares of the Company's restricted common stock to certain Service Providers, primarily to (i) employees of acquired businesses (Class A common stock) and (ii) employees who previously held Profits Units (Class B common stock) as discussed above. The shares of restricted Class B common stock issued in exchange for Profits Units remain subject to the original time-based vesting conditions of the terminated Profits Units. The Company recognizes stock-based compensation expense for restricted stock awards on a straight-line basis over the requisite service period. In connection with the Corporate Reorganization, the Company issued 29,649 shares of the Company's Class B common stock in exchange for all Profits Units outstanding as of the Corporate Reorganization.

The following table summarizes the combined Class A and Class B restricted stock activity for the year ended January 31, 2026:

	Number of Units	Weighted Average Grant Date Fair Value (per Unit)
	(in thousands)
Non-vested at January 31, 2025	—	$—
Granted	376	8.0
Vested	(12)	8.0
Forfeited/Cancelled	—	—
Non-vested at January 31, 2026	364	$8.0

The Company recognized $0.5 million of stock-based compensation expense related to awards of Class A and B common stock during the year ended January 31, 2026, which includes the amortization of the remaining unrecognized compensation for the Profits Units subsequent to their modification as described above. Remaining unamortized expense of $7.1 million is expected to be recognized over a weighted average period of 3.4 years.

Restricted Stock Units

During the year ended January 31, 2026, the Company granted 150,000 RSUs, which had a grant date fair value of $8.00 per unit, in connection with initial appointments to the board of directors, with an aggregate grant date fair value of $1.2 million. The RSUs will vest in two equal tranches upon the first and second annual stockholders' meetings following the grant date.

The Company recognized $0.2 million of stock-based compensation expense related to RSUs during the year ended January 31, 2026. As of January 31, 2026, all RSUs granted remained outstanding. Remaining unamortized expense of $1.0 million is expected to be recognized over a weighted average period of 1.5 years.

Equity Notes Receivable

In July 2014, the Company entered into Common Unit Purchase Agreements (“CUP Agreements”) with three employees in connection with the issuance of Equity Notes Receivable (see Note 19, Related Party Transactions). Under the CUP Agreements, the Company issued 2,709,574 common membership units at a purchase price of $0.20 per unit. The employees financed their purchases using proceeds from the Equity Notes Receivable, which are non-recourse in nature. For accounting purposes, the Common Units are treated as in-substance stock options.

The Common Units were fully vested and exercisable upon issuance. The Company measured the associated compensation cost at the grant date fair value using the Black-Scholes model. The resulting compensation expense was recognized immediately, with a corresponding credit to additional paid-in capital (“APIC”).

The Equity Notes Receivable have been amended five times to extend their maturity, most recently to December 31, 2026. Because the Common Units are accounted for as in-substance options, each modification was evaluated as an option modification under ASC 718. Incremental compensation expense was measured based on the change in fair value at each modification date. The December 31, 2024 modification resulted in additional compensation expense of approximately $20.0 thousand, which was recognized immediately as the awards were fully vested.

The Common Units are not considered outstanding for accounting purposes until the Equity Notes Receivable are settled. As of January 31, 2026, none of the Common Units had been forfeited.

The Company recognized nil and immaterial amounts in equity-based compensation expense related to the Common Units during the fiscal years ended January 31, 2026 and 2025, respectively. This expense is included in general and administrative expense in the consolidated statements of operations. As of January 31, 2026, there was no unrecognized compensation cost related to these awards.

VR Call Options

On December 31, 2024 (the “VR Call Option Grant Date”), the Company entered into the VR Call Options with certain co-founders of Visitor Reach in connection with the Company’s acquisition of a majority interest in Visitor Reach. For further details, refer to Note 3, Variable Interest Entities and Note 4, Business Combinations. The VR Call Options give the holders the right, but not the obligation, to purchase up to 332 Visitor Reach common units from the Company for $1,506 per unit.

The call right becomes exercisable on the third anniversary of the Grant Date and remains outstanding for 12 months thereafter. Exercisability is contingent upon each holder’s continuous service to VR through the date of exercise; unexercised options are forfeited upon earlier termination of service. The VR Call Options are accounted for as equity-classified awards under ASC 718 because (1) the options are settled in Visitor Reach equity units, (2) the Company cannot be required to settle the awards in cash or other assets, and (3) the VR Call Options are contingent on the continued employment of the holders.

The awards were measured at grant-date fair value using a Black-Scholes model resulting in an aggregate grant-date fair value of $1.6 million. Compensation cost is recognized on a straight-line basis over the three-year requisite-service period with a corresponding credit to additional paid-in capital. No portion of the related cost was capitalized during the year ended January 31, 2026. The weighted average assumptions used in the Black-Scholes model were as follows:

	Year Ended January 31,
	2026	2025	2024
Risk-free rate	—%	4.3%	—%
Dividend yield	—%	—%	—%
Expected life (in years) (1)	—	4.0	—
Expected volatility (2)	—%	57.6%	—%

(1)
Expected life is based on the three-year vesting period and the year-long exercisable term
(2)
Expected volatility was derived using the Merton Model for an asset volatility analysis with a four-year lookback

A summary of the option activity for the year ended January 31, 2026, is presented below:

	Number of Units	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of January 31, 2025	111	$4,518	3.9	$1,555
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Expired	—	—	—	—
Outstanding as of January 31, 2026	111	$4,518	2.9	$1,555

During the year ended January 31, 2026, the options were not yet exercisable, and therefore the Company did not receive any cash from exercises. The Company recognized $0.4 million and an immaterial amount in compensation expense related to the VR call options during the years ended January 31, 2026 and 2025, respectively. As of January 31, 2026, $1.1 million of unrecognized compensation expense related to these options remains to be recognized over the requisite service period of three years.

18.
Stockholders' Equity and Members’ Deficit

On November 19, 2025, the Company completed a series of internal organizational transactions (the Corporate Reorganization) pursuant to which Gloo Holdings, LLC became a wholly owned subsidiary of Gloo Holdings, Inc., a Delaware corporation. As part of these transactions, all existing common and preferred membership units of Gloo Holdings, LLC outstanding immediately prior to the consummation of such transactions were exchanged for shares of Class B common stock of Gloo Holdings, Inc. in the Reverse Split in preparation for the IPO. Following the Corporate Reorganization, the Company’s Class A common stock began trading on the Nasdaq under the symbol “GLOO.”

The Corporate Reorganization was accounted for as a transaction among entities under common control with no change to the historical basis of the Company’s assets and liabilities. Unless stated otherwise, all historical unit, warrant, option, and per-unit information presented in the consolidated financial statements has been retrospectively adjusted, where applicable, to reflect the Reverse Split for all periods presented.

Common Stock

Immediately prior to the Corporate Reorganization, the certificate of incorporation of Gloo Holdings, Inc. was amended and restated to, among other things, provide for the authorization of (i) 5.0 billion shares of Class A common stock, par value $0.001 per share, (ii) 100.0 million shares of Class B common stock, par value $0.001 per share, and (iii) 100.0 million shares of preferred stock, par value $0.001 per share.

The rights of the Company’s Class A common stock and Class B common stock are identical except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class B common stock are entitled to ten votes per share. Holders of Class A and Class B common stock are expected to generally vote together as a single class on all matters submitted to a vote of stockholders, unless otherwise required by Delaware law or the Company’s amended and restated certificate of incorporation and amended and restated bylaws.

Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder, and all outstanding shares of Class B common stock are convertible in whole upon the election of the holders of at least two-thirds of the then-outstanding Class B common stock. In addition, each share of Class B common stock automatically converts into one share of Class A common stock upon any transfer, whether or not for value, other than certain permitted transfers described in the Company’s amended and restated certificate of incorporation (including specified transfers to family members, trusts, or other estate-planning vehicles). Once converted, Class B common stock will not be reissued.

Subject to any preferences applicable to preferred stock, holders of both classes of common stock participate ratably in dividends when and if declared by the board of directors out of funds legally available therefor. The Company’s common stock is not entitled to preemptive rights and is not subject to redemption or sinking fund provisions. In the event of any liquidation or dissolution, assets legally available for distribution would be distributed ratably among holders of Class A and Class B common stock and any participating preferred stock then outstanding, after payment of all liabilities and any preferential amounts due on preferred stock, if any.

As part of the Corporate Reorganization, the Company issued 47.2 million shares of Class B common stock in exchange for 25.0 million common units and 116.5 million Series A preferred units that were outstanding as of the reorganization date, which exchange effectuated the Reverse Split. The Company also issued 29,649 restricted shares of Class B common stock in exchange for all outstanding profits units. These restricted shares are subject to the time-based vesting conditions of the original profit units awards. Refer to Note 17, Equity-Based Compensation for additional discussion.

On November 19, 2025, the Company completed an offering of 9.1 million shares of Class A common stock at a public offering price of $8.00 per share and received net proceeds of $67.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. On November 24, 2025, the underwriters made a partial exercise of their option by purchasing an additional 0.7 million shares of the Company’s Class A common stock at the original public offering price of $8.00 per share. The Company received additional net proceeds of $5.1 million, after subtracting underwriting discounts and commissions. These transactions resulted in gross proceeds of $78.3 million and net proceeds of $65.0 million, after deducting underwriting discounts, commissions and offering expenses of $13.3 million. Underwriting discounts, commissions, and qualifying offering expenses were recorded as a reduction of additional paid-in capital.

During the year ended January 31, 2026, the Company issued 19,742 shares of Class B common stock in connection with the exercise of stock options and 1.2 million shares of Class A common stock in connection with the acquisition of Westfall Gold. Refer to Note 4. Business Combinations for additional discussion.

During the year ended January 31, 2026, approximately 0.1 million shares of Class B common stock were converted into an equivalent number of Class A common stock. Additionally, 11,859 shares of Class B common stock associated with restricted stock awards vested subject to their time-based performance conditions. Refer to Note 17. Equity-based Compensation for additional discussion.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation and bylaws, the board of directors may, without further action by stockholders, issue up to 100.0 million shares of preferred stock, par value $0.001 per share, in one or more series. The board of directors may fix the designation and number of shares of each series and the rights, preferences and privileges, and the qualifications, limitations and restrictions thereof, including dividend rights and rates, conversion rights, voting rights, redemption terms, liquidation preference and sinking fund provisions. The issuance of preferred stock could, among other things, adversely affect the voting power or other rights of holders of common stock and could delay, defer or prevent a change in control. No shares of preferred stock were issued or outstanding as of January 31, 2026.

Common Units and Series A Preferred Units

Prior to the Corporate Reorganization, the Company operated as Gloo Holdings, LLC and was authorized to issue 13.2 million common units and 39.3 million Series A preferred units (each on a post-Reverse Split basis). As of January 31, 2025, 8.2 million common units were issued and outstanding, 37.8 million Series A preferred units were issued and 37.5 million Series A preferred units were outstanding, excluding 0.3 million Series A preferred units held by consolidated subsidiaries and therefore treated as treasury units for accounting purposes.

Each common unit carried one vote and ranked junior to all Series A preferred units with respect to dividends and liquidation rights. Dividends were payable when, and if, declared by the board of managers, but only after the Series A preferred units’ cumulative dividends were fully paid and the preferred liquidation preference had been returned. Following satisfaction of those obligations, common warrant holders, then common holders would receive “catch-up” distributions intended to equalize cumulative per-unit returns with the Series A preferred units on an as-converted basis. Thereafter, all residual distributions would be made pro rata to common units, treating the Series A preferred units as if converted common units were subject to redemption by the Company following the seventh anniversary of the date the first membership units (common units or Series A preferred units) were acquired by the holder (refer to the Series A preferred units below for additional information). In liquidation the common units and Series A preferred units on an as-converted basis are entitled to any residual net assets after payment of the liquidation preference and arrears, if any, owed to the Series A preferred units.

During the year ended January 31, 2026, the Company issued 0.1 million common units in connection with the exercise of options and 1.0 million Series A preferred units in connection with acquisitions, net of 21,057 Series A preferred units acquired in the acquisition of Servant and accounted for as treasury units. During the year ended January 31, 2025, the Company issued 0.2 million common units in connection with the exercise of options and 1.4 million Series A preferred units in connection with acquisitions, net of 0.3 million Series A preferred units acquired in the acquisition of Visitor Reach and accounted for as treasury units. Refer to Note 4. Business Combinations for additional discussion.

On November 19, 2025, all outstanding equity interests of Gloo Holdings, LLC, including preferred, common and profit units, were exchanged for shares of Class B common stock of Gloo Holdings, Inc. in the Reverse Split, with profit units exchanged for restricted or unrestricted shares subject to their original vesting conditions and hurdle rates.

Exchangeable Shares

In February 2025, in connection with the CNCL Acquisition as described in Note 4, Business Combinations, the Company issued to the sellers 197,663 units of CNCL as consideration (the "Exchangeable Shares"). Prior to the Corporate Reorganization, these units were exchangeable for the Company’s Series A preferred units. The Company estimated that the Exchangeable Shares had a fair value of approximately $2.4 million at the time of issuance.

Initially, each Exchangeable Share was exchangeable at the option of the holder for one Series A preferred unit and was also subject to automatic exchange upon certain qualifying events, including liquidation, redemption, or retraction of the Exchangeable Shares, or certain change-of-control transactions of the Company or CNCL. Dividends or other distributions on the Exchangeable Shares were declared and payable only if, and to the extent that, an equivalent distribution was declared and paid on the underlying Series A preferred units. The amount and form of any distribution on the Exchangeable Shares was intended to be economically equivalent to the distribution on the Series A preferred units including the same declaration date, record date, and payment date. In the event a dividend was declared on the Series A preferred units, the Company had the option to purchase from each holder a number of Exchangeable Shares equal in value to the declared dividend amount in cash. Additionally, the Company was required to reserve and keep available a sufficient number of Series A preferred units to satisfy exchanges of all outstanding Exchangeable Shares.

Prior to the Corporate Reorganization, the Company accounted for the Exchangeable Shares as a contract to issue the Company’s Series A preferred units and recorded them in other noncurrent liabilities in accordance with ASC 480. As liability-classified instruments, the Exchangeable Shares were initially measured at fair value and remeasured at each reporting date, with changes recognized in earnings. The Exchangeable Shares were viewed as economically equivalent to the Company’s Series A preferred units and did not carry general voting rights at meetings of CNCL or the Company, except in limited circumstances requiring a class vote or for amendments affecting the Exchangeable Shares.

In connection with the Corporate Reorganization, the Company entered into an agreement providing that each Exchangeable Share is exchangeable, on a one-for-one basis, for a share of the Company’s Class B common stock (rather than a Series A preferred unit). All other powers, rights, terms, and qualifications remained the same, including (i) the holders’ right to receive a dividend or distribution if and when an equivalent dividend or distribution is declared on Class B common stock, (ii) the Company’s option to purchase from each holder, for cash, a number of Exchangeable Shares with an aggregate value equal to any declared dividend, and (iii) the Company’s obligation to reserve and keep available a sufficient number of shares of Class B common stock to satisfy exchanges of all outstanding Exchangeable Shares.

As a result of the modification, the Exchangeable Shares met the criteria for equity classification. Accordingly, on November 19, 2025, the Company reclassified $2.5 million, the then-carrying value of the Exchangeable Shares, from other noncurrent liabilities to stockholders’ equity. The Company did not recognize a material gain or loss as a result of the reclassification.

As of January 31, 2026, all Exchangeable Shares continue to be outstanding and are reflected within additional paid-in capital on the consolidated balance sheet.

Common Stock Warrants

As discussed in Note 15, Debt, the Company issued certain warrants to purchase Series A preferred units at $18.00 per unit to the purchasers of the Senior Secured Promissory Notes (the Warrants). The Company accounted for the Warrants as a liability, initially recording the Warrants at fair value and subsequently recognizing changes in fair value in the consolidated statement of operations.

As part of the Corporate Reorganization, the Company amended the Warrants, making them exercisable for Class B common stock at the original price of $18.00 per share rather than Series A preferred units. The Company determined that the warrants met the criteria for equity classification as of the modification date. Accordingly, on November 19, 2025, the Company reclassified $0.7 million, the then-carrying value of the Warrants, from other noncurrent liabilities to stockholders’ equity. The Company did not recognize a material gain or loss as a result of the reclassification.

19.
Related Party Transactions

The Company has entered into a number of transactions with entities affiliated with members of its board of directors and other related parties.

Igniter Note

As discussed in Note 4, Business Combinations, and Note 15, Debt, on August 29, 2025, the Company issued the Igniter Promissory Note due to the sellers in the amount of $6.6 million as part of the consideration for the acquisition of Igniter Group. The Igniter Promissory Note, which is prepayable at any time by the Company without penalty, totaled $6.3 million as of January 31, 2026, and bears interest at a fixed annual rate of 6.0%.

Visitor Reach Notes

As discussed in Note 4, Business Combinations, and Note 15, Debt, on January 1, 2025, the Company’s subsidiary, Visitor Reach, entered into a series of subordinated loan agreements totaling $1.0 million (the “Visitor Reach Notes”) with related parties and their affiliates, including Howard Rachinski, the subsidiary’s chief executive officer. Each subordinated loan bore interest at a fixed annual rate of 14.0% and matured on December 31, 2025. During the year ended January 31, 2026, the Company paid off the remaining balance of the Visitor Reach Notes.

Midwestern Notes

As discussed in Note 4, Business Combinations, and Note 15, Debt, on January 3, 2025, the Company issued the Midwestern Notes as partial consideration for its acquisition of Midwestern. The Midwestern Notes, which are prepayable at any time by the Company without penalty, consist of (1) a $2.4 million note bearing interest at 4.8%, issued to Mr. Johnson, (2) a $6.5 million note bearing interest at 3.1%, issued to Flourish Holdings, Inc., and (3) a $3.2 million note bearing interest at 5.0%, to Flourish Holdings, Inc. Mr. Johnson is the chief executive officer of Midwestern, one of the Company’s consolidated subsidiaries, and is the sole owner of Flourish Holdings, Inc. The Midwestern Notes, which are repayable at any time by the Company without penalty, totaled $9.9 million and $11.8 million as of January 31, 2026, and 2025, respectively.

Outreach Note

On November 1, 2024, the Company’s subsidiary, Outreach, entered into a line of credit agreement bearing interest at 6.0%, with an entity controlled by a member of the subsidiary’s management. On November 19, 2025, all outstanding borrowings under the line of credit were rolled into a loan agreement bearing interest at a fixed rate of 8%. As of January 31, 2026 and 2025, the unpaid principal totaled $0.8 million and $0.3 million, respectively. The outstanding balance as of January 31, 2026 matures on November 19, 2028.

Member Advances

During the year ended January 31, 2026, the Company received advances (the “Member Advances”) totaling approximately $5.7 million from minority stockholders of the Company to address short-term working capital needs, that were then applied to issue Senior Secured Convertible Notes. Refer to Note 15, Debt for additional information. The Member Advances were not subject to any contractual repayment obligation, whether in cash, equity, or other form, and were provided without any stated terms or conditions requiring repayment by the Company.

Senior Secured Notes and Warrant Issuances

As described in Note 15, Debt, on April 23, 2024, the Company entered into a Note Purchase Agreement with Pearl Street Trust and certain other purchasers, under which it issued Senior Secured Notes totaling $45.0 million to Pearl Street Trust across multiple tranches throughout the fiscal year ended January 31, 2025, each bearing interest at 8% plus a floating SOFR-based margin, with a floor of 1%, and maturing in April 2027. In connection with these issuances, the Company granted Warrants to purchase an aggregate of 750,000 Gloo Holdings, LLC common units at an exercise price of $18.00 per unit. All of the Senior Secured Notes and the Warrants held by Pearl Street Trust were exchanged into Senior Secured Convertible Notes on June 23, 2025, as discussed in Note 15 Debt.

On April 24, 2024, the Company issued a $10.0 million Senior Secured Note under the Note Purchase Agreement to FMAB Partners, LP (“FMAB”), an entity affiliated with Mr. Furst, who also served as collateral agent under the security agreement associated with the Note Purchase Agreement (“NPA”). In connection with the FMAB note, the Company issued Warrants to purchase 166,666 common units at $18.00 per unit. As discussed in Note 15, Debt, on June 23, 2025, the Company extinguished the majority of its warrants with the exception of two note holders that chose not to participate, including FMAB. As discussed in Note 18, Stockholders' Equity and Members' Deficit, as part of the Corporate Reorganization, the Company amended all outstanding Warrant agreements so they are exercisable for shares of Class B common stock and reclassified their carrying value from liability to equity. As of January 31, 2026, FMAB's Senior Secured Note had a carrying balance of $10.8 million, inclusive of PIK Interest, and all 166,666 equity-classified Warrants remained outstanding.

On the same date as the FMAB note issuance, Pearl Street Trust and Scott Beck jointly and severally guaranteed repayment of the FMAB note under a guaranty agreement, enforceable upon demand if a defined Event of Default remains uncured for at least 90 days. As of January 31, 2026, of the above issuances, FMAB's Senior Secured Note and Warrants remained outstanding.

Senior Secured Convertible Notes

As described in Note 15, Debt, on June 23, 2025, the Company entered into the Amended NPA and provided the holders of the Senior Secured Notes with the option to exchange their existing notes with Senior Secured Convertible Notes. In electing to participate in the exchange, the holders also gave up their associated Warrants.

In addition to exchanging its Senior Secured Notes and Warrants for Senior Secured Convertible Notes, the Company issued an additional $51.0 million of Senior Secured Convertible Notes to Pearl Street Trust in multiple tranches through October 31, 2025. Through October 2025, additional notes totaling $19.2 million were issued to other minority stockholders of the Company.

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

As described in Note 15, Debt, immediately prior to the closing of the IPO, the Senior Secured Convertible Notes were converted into 22,363,700 shares of Class B common stock at a conversion price equal to 80% of the IPO price, or $6.40 per share. The settlement was accounted for as a debt extinguishment in accordance with ASC Topic 470-50, Debt Modifications and Extinguishments. Refer to Note 15, Debt for additional information.

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

On February 18, 2025, in connection with the Barna Acquisition discussed in Note 4, Business Combinations, Mr. Beck and Pearl Street Trust entered into a put option agreement with the sellers. Under the agreement, Mr. Beck and Pearl Street Trust jointly and severally agreed to purchase, upon demand, the Series A preferred units issued in the transaction at a price of $18.00 per unit. The option is exercisable during a 12-month window beginning February 18, 2028. Following the Corporate Reorganization, the put option agreement is for the shares of Class B common stock held by the sellers.

On March 12, 2025, in connection with the Servant Acquisition, Mr. Beck and Pearl Street Trust entered into put option agreements with two of the sellers. Under the agreement, Mr. Beck and Pearl Street Trust agreed to purchase, upon demand, the Series A preferred units received at a price of $18.0 per share during a 12-month exercise window beginning July 1, 2027. Following the Corporate Reorganization, the put option agreement is for the shares of Class B common stock held by the sellers.

Leases

The Company entered into two operating leases for the occupancy of office space in two separate building complexes in Boulder, Colorado, with an entity that is controlled by the CEO of the Company. The Company has evaluated the relationship with these related parties and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship with the related party other than the leases. The leases both commenced on January 1, 2023, both having a term of three years with two three-year extension options. Upon the commencement of each extension term, the base rent shall be adjusted to reflect any percentage increase in the Consumer Price Index since the preceding reference index date. Following each such extension, the number of remaining extension terms shall be reduced accordingly, or eliminated if none remain. On both properties, the Company pays rent, real estate taxes, insurance, and operating expenses related to maintenance and operating costs that arise from the use of the property.

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

On June 11, 2025, the Company completed the acquisition of Midwestern Interactive, LLC. In connection with this acquisition, the Company assumed four operating leases for the occupancy of office space with an entity owned by Midwestern’s chief executive officer. Each of the leases has a remaining term of five years. The Company has determined that the leases are operating leases.

Operating lease cost related to these related party leases recognized was $1.3 million and $1.0 million for the years ended January 31, 2026 and 2025, respectively. The operating lease cost was allocated to General and administrative in the consolidated statements of operations. The related party operating lease right-of-use assets of $5.1 million and $3.6 million as of January 31, 2026 and 2025, respectively, are recognized in ROU operating lease asset in the consolidated balance sheets. The current and long-term portions of the related party lease liabilities as of January 31, 2026, were $1.0 million and $4.2 million, respectively, and were recognized within the current and non-current lease liability in the consolidated balance sheets. The current and long-term portions of the related party lease liabilities as of January 31, 2025, were $0.5 million and $3.1 million, respectively, and were recognized within the current and non-current lease liability in the consolidated balance sheets.

Revenue-Sharing Arrangements

The Company entered into a revenue-sharing agreement with one of its equity method investees. Under this agreement, the Company provides sales support, marketing and other services to the end customer. Upon consolidation of this equity method investment, all subsequent amounts earned from this entity were eliminated upon consolidation. For the years ended January 31, 2026, 2025, 2024, the revenues associated with this agreement were $0.1 million, $1.4 million, $0.5 million, respectively.

Revenue

For the year ended January 31, 2026, one of the Company’s subsidiaries generated revenue of $0.7 million for services rendered to YouVersion, an entity of which a member of the Company’s board of directors is also the chief executive officer. The Company did not generate any revenue from services provided to YouVersion during the years ended January 31, 2025 and 2024.

For the year ended January 31, 2026, one of the Company’s subsidiaries generated revenue of $2.7 million for services provided to Come and See, an entity in which the chairman of its board is one of the subsidiary’s board members. The Company did not generate any revenue from services provided to Come and See during the years ended January 31, 2025 and 2024.

For the year ended January 31, 2026, one of the Company’s subsidiaries generated revenue of $0.5 million for services provided to Foundation for Healthy Relationships, an entity in which a member of the board also serves on the board of the subsidiary. The Company did not generate any revenue from services provided to Foundation for Healthy Relationships during the years ended January 31, 2025 and 2024.

For the year ended January 31, 2026, one of the Company’s subsidiaries generated revenue of $0.2 million for services provided to Yoked, an entity owned by the Chief Executive Officer of one of the Company’s subsidiaries. The Company did not generate any revenue from services provided to Yoked during the years ended January 31, 2025 and 2024.

Vendor Agreements

For the years ended January 31, 2026, 2025, and 2024, the Company incurred expenses of $1.6 million, $0.4 million, and $0.6 million, respectively, for strategic and executive consulting services, and $2.1 million, $2.2 million, and nil, res pectively, for engineering staffing services, provided by an entity controlled by the Company’s Chief Executive Officer and accounted for as an equity method investee until its acquisition on May 31, 2025. Amounts incurred prior to the acquisition date are reflected as related-party transactions; amounts incurred during the year ended January 31, 2025, relate entirely to the pre-acquisition period. Engineering staffing services supported the development, maintenance, and enhancement of the Company’s AI platform.

On February 1, 2025, the Company entered into a services agreement pursuant to which a related party will provide strategic consulting and advisory services in exchange for an option to purchase 111,111 common units of Gloo Holdings, LLC at an exercise price of $18.00 per unit. The units subject to the option vest in equal monthly installments over a four-year period, contingent upon the continued provision of services. The services are being provided by an entity wholly owned and controlled by Bobby Gruenewald, a member of the Company’s Board of Directors and the Chief Executive Officer of the related party. As part of the Corporate Reorganization, the Company amended the option's agreement, making them exercisable for an equal number of shares of Class B common stock at an exercise price of $6.00 per share. All other powers, rights, terms, and qualifications remained the same, including the original time-based performance condition.

20.
Net Loss Per Share and Unit Available to Stockholders and Members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively

The following table sets forth the computation of basic and diluted net loss per share and unit available to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively:

	Year Ended January 31,
	2026	2025	2024
	(in thousands, except share/unit and per share and unit data)
Numerator:
Net loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(157,128)	$(85,689)	$(48,313)
Less: Undeclared cumulative dividends on Series A Preferred Units	17,694	20,264	10,414
Less: Deemed dividend for conversion of Members Advance	7,400	—	18,000
Net loss available to common stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively, basic and diluted	(182,222)	(105,953)	(76,727)
Denominator:
Weighted-average common shares (Class A and Class B) of Gloo Holdings, Inc. and units of Gloo Holdings, LLC used to compute net loss per unit, respectively, basic and diluted	22,696,229	7,764,474	7,579,858
Net loss per share attributable to common stockholders of Gloo Holdings, Inc. (Class A and Class B) and units of members of Gloo Holdings, LLC, respectively	$(8.03)	$(13.65)	$(10.12)

The following potentially dilutive outstanding securities were excluded from the computation of diluted loss per share and unit available to common stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC because their effect was anti-dilutive:

	Year Ended January 31,
	2026	2025	2024
Options	13,241,832	3,317,771	2,986,139
Warrants	199,999	1,011,333	—
Restricted Stock Awards	364,034	—	—
Restricted Stock Units	150,000	—	—
Series A preferred units	—	37,532,207	36,153,040
Total	13,955,865	41,861,311	39,139,179

21.
Segment Reporting

The Company operates as a single operating segment, the Gloo segment, consistent with how its CODM, CEO, Scott Beck, reviews financial information and allocates resources. The Company primarily derives its revenue within the United States by providing a breadth of products, services and solutions to the faith-based ecosystem.

The CODM uses revenue, operating expenses, and net loss as reported in the Company’s consolidated statements of operations to identify underlying trends in the performance of its business, make comparisons with the financial performance of its competitors, and determine how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Gloo segment, and therefore, such information is not repeated in this disclosure.

The following table presents the significant expenses and other segment items of the Gloo segment, as regularly reviewed by its CODM:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Revenue	$94,660	$23,216	$21,289
Less:
Cost of revenue (exclusive of depreciation and amortization)	71,554	19,749	6,471
Depreciation and amortization	11,163	7,714	4,685
Hosting and software	6,171	2,830	2,121
Insurance	398	185	157
Maintenance and equipment	1,011	290	193
Outside services	2,816	4,151	10,218
Payroll and benefits	62,508	31,842	27,240
Professional services	7,394	2,302	3,029
Rent and utilities	3,756	1,523	1,618
Advertising and marketing	8,162	5,201	4,028
Travel and entertainment	3,859	1,349	2,450
Impairment of goodwill	—	27,753	—
Other operating expenses	24,039	1,556	3,587
Other segment expense (1)	50,561	2,573	3,805
Net loss	(158,732)	(85,802)	(48,313)

(1)
Other segment items primarily include interest expense; other income (expense), net; and income tax (expense) benefit as reported in its consolidated statements of operations.
22.
Subsequent Events

The Company has identified the following subsequent events.

Acquisitions

On April 12, 2026, the Company entered into an asset purchase agreement (the “WDMarketdesk Agreement”) to acquire the assets and certain liabilities of WDMarketdesk, LLC (“WDMarketdesk”). WDMarketdesk is a Workday Services Partner that helps organizations turn Workday into a true driver of efficiency and growth through advisory and consulting services. The transaction is expected to enhance the Company’s Gloo 360 portfolio by expanding its capabilities in enterprise technology enablement, operational efficiency, and data-driven decision-making. As part of the transaction consideration, the Company anticipates issuing approximately 1,464,286 shares of its Class A common stock at the closing of the transaction. The transaction is expected to close during the second quarter of fiscal 2026.

INDEPENDENT AUDITOR’S REPORT

Board of Managers

Gloo Holdings, LLC

831 Pearl Street

Boulder, Colorado

Opinion

We have audited the financial statements of Midwestern Interactive, LLC (the “Company”), which comprise the balance sheet as of December 31, 2024, and the related statements of operations and member’s capital, and cash flows for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, in June 2025, the Company began to be consolidated into the financial statements of Gloo Holdings, LLC (the “Parent”). The Company has historically generated positive cash flows from operations. The Company has total assets at December 31, 2024, of $1.4 million, total liabilities of $3.8 million and a deficit of $2.4 million. The Parent has generated significant losses and negative cash flows from operations in recent years. The Company’s cash flows are expected to be available to the Parent for its liquidity needs which are in excess of the liquidity the Company is expected to generate. In addition, management has stated that there is substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are available to be issued.

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

•
Exercise professional judgment and maintain professional skepticism throughout the audit.
•
Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•
Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•
Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•
Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/Crowe LLP/

Los Angeles, California
July 23, 2025

Midwestern Interactive, LLC

Balance Sheet

As of
December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$532,543
Accounts receivable, net	624,088
Prepaid expenses and other assets	20,451
Total current assets	1,177,082
Property and equipment, net	190,428
ROU operating lease asset	12,379
Total long-term assets	202,807
Total assets	$1,379,889

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$11,905
Accrued compensation	354,453
Accrued liabilities	70,865
Line of credit	196,621
Current portion of notes payable	524,059
Current portion of lease liabilities - operating	12,692
Total current liabilities	1,170,595
Lease liabilities - operating	—
Notes payable, net of current portion	2,625,982
Total liabilities	3,796,577

Commitments and contingencies (See note 8)

Members deficit:
Member’s deficit	(2,416,688)
Total liabilities and member’s deficit	$1,379,889

The accompanying notes are an integral part of these financial statements.

Midwestern Interactive, LLC

Statement of Operations and Members’ Deficit

Year Ended
December 31, 2024
Revenue	$11,975,344
Operating expenses:
Cost of revenue	8,106,407
Sales and marketing	423,838
General and administrative	2,317,057
Depreciation	92,553
Total operating expenses	10,939,855
Operating income	1,035,489
Other expense, net	40,839
Interest expense	306,120
Net income	688,530
Member’s deficit - beginning of period	(2,264,421)
Member distributions	(840,797)
Member’s deficit - end of period	$(2,416,688)

The accompanying notes are an integral part of these financial statements.

Midwestern Interactive, LLC

Statement of Cash Flows

Year Ended
December 31, 2024
Operating activities:
Net income	$688,530
Adjustments to reconcile net income to operating activities:
Depreciation	92,553
Expected credit losses	49,581
Non-cash change in ROU asset	73,624
Notes payable origination fees	33,239
Changes in operating assets and liabilities:
Accounts receivable	183,238
Prepaid expenses and other assets	13,776
Accounts payable	(5,758)
Accrued compensation	4,770
Accrued liabilities	(76,326)
Lease liabilities - operating	(75,164)
Net cash provided by operating activities	982,063
Investing activities:
Purchases of property and equipment	(14,776)
Net cash used investing activities	(14,776)
Financing activities:
Proceeds from line-of-credit and notes payable	1,008,239
Payments of line-of-credit and notes payable	(1,767,646)
Member distributions	(840,797)
Net cash used in financing activities	(1,600,204)
Net decrease in cash and cash equivalents	$(632,917)
Cash and cash equivalents:
Beginning of period	$1,165,460
End of period	$532,543

Supplemental disclosures of cash flow information
Cash paid for interest	$306,120

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements

1.
Nature of Business

Midwestern Interactive, LLC (the “Company” or “Midwestern”) is a software development firm headquartered in Missouri. The Company, a limited liability company, provides limited liability to its single member, who is not personally liable for obligations of the LLC, and represents a single class of equity, Founded in 2012, Midwestern operates in the custom software development industry, focusing on deploying consulting resources to create tailored software solutions, mobile applications, and branding strategies for various clients. The Company specializes in providing embedded teams for strategic planning, design, development, and implementation of software, mobile applications, branding, and content processes.

Going Concern

In June 2025, the Company began to be consolidated into the financial statements of Gloo Holdings, LLC (“Gloo” or “Parent”). The Company has historically generated positive cash flows from operations. The Company has total assets at December 31, 2024 of $1.4 million, total liabilities of $3.8 million and a deficit of $2.4 million. The Parent has generated significant losses and negative cash flows from operations in recent years. The Company’s cash flows are expected to be available to the Parent for its liquidity needs which are in excess of the liquidity the Company is expected to generate. Therefore, the going concern assessment of the company is dependent on the Parent’s consolidated liquidity.

Since inception, Parent has incurred cumulative losses from operations. Parent has funded its operations and capital needs primarily through net proceeds received from the sale of preferred and common units and proceeds from long-term debt. Parent management believes it will be able to obtain additional capital to fund its operations, however, there are no assurances that the Parent will be able to raise additional capital on terms acceptable to the Parent or at all. If the Parent’s plans are not implemented on a timely basis, management may delay or modify our business plans, potentially including the timing of planned capital expenditures, development and other planned activities, all of which, individually or in the aggregate, could have material negative consequences to us and our results of operations and business relationships.

In connection with the preparation of these financial statements, management evaluated conditions and events known and reasonably knowable that could adversely affect the Company’s ability to meet its obligations through at least a year from the date the financial statements were available to be issued.

Based on these factors, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date the financial statement is available to be issued.

The financial statements have been prepared on a basis that assume the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and Regulation S-X of the Securities Act of 1933, as amended. The accompanying financial statements include all the accounts of the Company. The financial statements are presented in U.S. dollars, which is also the Company’s functional currency.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Management evaluates these estimates, judgments and assumptions on an ongoing basis.

Estimates are based on historical and anticipated results and trends, and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to differ materially from expectations include, but are not limited to, competition, changes in regulations, dependence on key personnel, and the Company’s ability to fund and manage growth.

Cash and Cash Equivalents

The Company considers all highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. Cash equivalents include on-demand money market accounts.

Accounts receivable, Net

Accounts receivable, are reduced by an allowance for credit losses that reflects management’s best estimate of amounts that will not be collected. An allowance for credit losses is established for amounts expected to be uncollectible over the contractual life of the receivables. The Company evaluates trade receivables to determine the allowance for credit losses based on the financial condition of its customers. The Company calculates the allowance using an expected loss model that considers the Company’s actual historical loss rates adjusted for current economic conditions and reasonable and supportable forecasts. Uncollectible amounts are written off against the allowance in the period they are determined to be uncollectible. Recoveries of amounts previously written off are recognized when received. As of December 31, 2024, the allowance for credit losses was $25,529.

Prepaid Expenses and Other Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future and consists primarily of prepaid insurance, license fees, and other expenses.

Credit Risk and Major Customers

The Company maintains its cash balances at a financial institution located in southwest Missouri. Accounts held by the institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances at times may exceed the insured limits, and as of December 31, 2024, there was approximately $268,391 of uninsured cash.

Sales in the normal course of business are to customers located predominantly in the United States. The Company extends trade credit to its customers on terms that are generally practiced in the industry.

Three customers comprise approximately 53% of total 2024 revenue. Subsequent to year-end, one of these customers, Gloo Holdings, LLC, became a related party. See note 9 for further discussion of the transaction. Four customers comprise approximately about 76% of total accounts receivable as of December 31, 2024.

Leases

The Company’s leases are primarily operating leases for office facilities. The Company determines if an arrangement is a lease or contains a lease at lease inception. The Company classifies the lease as either a finance or operating lease at lease commencement. As of December 31, 2024, the Company did not have any finance lease arrangements. Operating leases are included in right-of-use (“ROU”) operating lease asset, current portion of lease liabilities – operating, Lease liabilities – operating, on the Company’s balance sheet.

Operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. The Company accounts for the lease and non-lease components as a single lease component for the Company’s operating leases.

The Company measures ROU assets based on the corresponding lease liabilities adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date, net of lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU asset and lease liability and are recognized as lease expense as incurred. The Company’s variable lease payments generally relate to payments affected by the Consumer Price Index and payments for maintenance and utilities.

The Company applies the short-term lease recognition exemption for leases with a lease term of 12 months or less, excluding those leases from the balance sheet and recognized related payments on a straight-line basis over the lease term.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

•
Computer equipment – five years
•
Furniture and equipment – seven years
•
Vehicles – five to seven years

Upon disposition, the cost of disposed assets and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded to other expense, net in the Statement of Operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, primarily consisting of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. The Company did not record any impairment charges on its long-lived assets for the year ended December 31, 2024.

Revenue Recognition

Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes. The Company determines the amount of revenue to be recognized through application of the following steps:

•
Identify the contract(s) with a customer;
•
Identify the performance obligations in the contract;
•
Determine the transaction price;
•
Allocate the transaction price to the performance obligations in the contract; and
•
Recognize revenue when (or as) the Company satisfies a performance obligation.

In arrangements in which the Company has multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. Management generally determines stand-alone selling prices based on the prices charged to customers in arrangements without multiple performance obligations.

The Company derives revenue from professional service offerings to customers. These services are primarily fixed fee engagements for a set number of services hours, or scoped engagements with a projected set of hours that are billed as time is committed to a project. For fixed fee engagements, which have a stand-ready obligation, revenue is measured over time elapsed and recognized ratably over the contractual service period as the performance obligation is satisfied. For scoped engagements, revenue is measured utilizing service hours that have been rendered over the contractual service period as the scope of the engagement is completed.

Customer payments for professional services are generally billed over the contractual term. Although certain contracts extended beyond twelve months, the Company performed services consistently over time and concluded that no significant financing component exists.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

The Company evaluates whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. Accounting Standards Codification 606 defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct.

Costs to Obtain Revenue Contracts

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as expenses when incurred if the amortization period is one year or less.

Deferred Revenue

For transactions in which there is significant outstanding obligation, the associated revenue is recorded as deferred revenue and recognized once such obligation is fulfilled. There were not any deferred revenue obligations outstanding as of December 31, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for executive, finance, legal, human resources, and administrative personnel, including salaries, benefits; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.

Advertising

The Company expenses the cost of advertising as incurred. Included in sales and marketing expenses on the statement of operations are charges for advertising of $33,832 for the year ended December 31, 2024.

Income Taxes

The Company’s members have elected to have the Company’s income taxed as an S corporation under the provisions of the Internal Revenue Code and similar sections of state and local law. Any taxable income or loss generated by the Company is passed through to and included in the taxable income or loss of its members, and no provision for any income taxes are included in these financial statements.

In accordance with authoritative guidance on accounting for and disclosure of uncertainty in tax positions, the Company follows a more likely than not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. For tax positions meeting the more-likely-than-not threshold, the tax liability recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. If tax authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the members rather than the Company.

No amounts have been accrued for uncertain tax positions as of December 31, 2024. However, management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof, and other factors. The Company does not have any unrecognized tax benefits as of December 31, 2024, and does not expect that the total amount of unrecognized tax benefits will materially change over the next six months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. If such examinations result in changes to income or loss, the tax liability of the Company could be changed accordingly.

3.
Property and Equipment

Property and equipment consisted of the following:

As of December 31, 2024
Computer equipment	$257,431
Furniture and equipment	117,930
Vehicles	179,622
Total property and equipment	554,983
Less: accumulated depreciation	364,555
Property and equipment, net	$190,428

Depreciation expense was $92,553 for the year ended December 31, 2024.

4.
Line of Credit

The Company entered into a revolving line of credit loan on December 17, 2023, of up to $250,000. The line of credit is secured by a term life insurance policy of a former member. Interest is payable monthly and accrues at 7.25% and the unpaid principal balance is due at maturity on December 17, 2025.

5.
Notes Payable

The Company entered into a short-term working capital note payable on February 15, 2024, and the total net amount advanced was $975,000, net of origination fees of $33,239, which are amortized over the life of the note. Interest and principal are payable in equal monthly installments until maturity.

The Company entered into two equipment financing agreements on June 29, 2023, for $341,582 and on November 2, 2021, for $150,324, both secured by the property and equipment purchased from proceeds. Principal and interest payments are payable in equal monthly installments until maturity.

The Company entered into a promissory note for $393,291 on April 24, 2024, secured by personal assets of the sole member of the Company. Principal and interest payments are payable in equal monthly installments monthly until maturity.

The Company entered into a promissory note for $2,700,000 on June 30, 2022. Proceeds were used to purchase the then remaining ownership interest of the Company from another former member. The promissory note is repayable in 83 equal monthly installments of $21,099 beginning on July 30, 2022, which include principal and interest, and a single balloon payment of $1,700,000 at maturity. The outstanding balance is secured by a term life insurance policy held by the current sole member of the Company.

Notes payable consisted of the following:

	Agreement			As of December 31,
Instrument	Execution Date	Maturity	Interest Rate	2024
Working capital note payable	February 15, 2024	February 15, 2025	12.00%	$168,040
Equipment finance agreement	June 29, 2023	June 29, 2026	7.70%	180,800
Equipment finance agreement	November 2, 2021	November 2, 2027	3.25%	76,783
Promissory note	April 24, 2024	April 24, 2029	8.95%	350,591
Promissory note	June 30, 2022	June 30, 2029	4.75%	2,373,827
Total				3,150,041
Amounts due within one year				(524,059)
Total notes payable				$2,625,982

As of December 31, 2024, future principal payments for the Company’s notes payable were as follows:

2025	$524,059
2026	314,390
2027	265,323
2028	272,965
2029	1,773,304
$3,150,041

6.
Leases

The Company leases an office building in Springfield, Missouri under a non-cancellable operating lease arrangement, expiring in early 2025. The Company’s leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company utilized a rate of 1.47% to recognize the operating lease liabilities at lease commencement date based on the present value of the future lease payments over the lease term.

Four of the Company’s office buildings are leased from an entity controlled by the chief executive officer (“CEO”) who is also the single member of the Company. These leases are on a month-to-month term basis and are not capitalized. For further details regarding these leases, refer to Note 7, Related Party Transactions.

For the Year Ended
December 31, 2024
Operating lease costs	$73,624
Variable lease costs	22,910
Total lease costs	$96,534

7.
Related Party Transactions

The Company has entered into four month-to-month lease agreements with an entity that is controlled by the CEO of the Company. Total lease payments and expenses for these properties totaled $588,711 for the year ended December 31, 2024. These leases are on a month-to-month term basis with monthly lease payments of approximately $49,060.

The Company has entered into various revenue agreements with a customer for which the CEO of the Company serves on the board of directors of the customer. Total revenue with this customer for the year ended December 31, 2024, was $429,100.

8.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation related to claims arising out of operations in the normal course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred, and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2024, and through the date these financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the consolidated financial statements.

9.
Evaluation of Subsequent Events

Gloo Holdings, LLC (“Gloo”) entered into a Securities Purchase Agreement (“SPA”) on January 3, 2025, with the sole member of the Company, to acquire an 80% majority equity interest in the Company for a total purchase price of approximately $22.65 million. As part of the transaction, Gloo granted the sole member of the Company a call option to repurchase Gloo’s interest in the Company beginning three years after the effective date.

On June 11, 2025, the Company was notified that Gloo amended its call option agreement with Flourish Holdings, Inc. (“NewCo”), the Company’s minority interest holder. The amended agreement provides NewCo the right to repurchase a portion of Gloo’s ownership units, which, if exercised, would reduce Gloo’s interest in the Company to approximately 20%. The amendment also revised the consideration terms for the repurchase by establishing a fixed per-unit valuation that is payable through exchange of the following, required to be in this order: (1) Gloo Units received by NewCo as part of the Acquisition (deemed to have a value of $6.00 per unit), (2) the forgiveness of the then unpaid balance of the note issuances consummated as part of the original transaction, in any order or combination, and (3) cash, if any portion of the call price remains unpaid after applying the foregoing.

The Company has evaluated events subsequent to the balance sheet date of December 31, 2024, through the issuance of this report, which is the date the financial statements were available to be issued.

Midwestern Interactive, LLC

Balance Sheet

(Unaudited)

As of
June 11, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,182,424
Accounts receivable, net	240,970
Contract assets	739,025
Prepaid expenses and other assets	180,574
Total current assets	2,342,993
Property and equipment, net	160,554
ROU operating lease asset	1,390,746
Total long-term assets	1,551,300
Total assets	$3,894,294

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$12,783
Accrued compensation	328,886
Accrued liabilities	64,925
Current portion of notes payable	563,203
Current portion of lease liabilities - operating	250,739
Total current liabilities	1,220,536
Lease liabilities - operating	1,140,007
Notes payable, net of current portion	2,469,865
Total liabilities	4,830,408

Commitments and contingencies (See note 8)

Members’ deficit:
Members’ deficit	(936,114)
Total liabilities and members’ deficit	$3,894,294

The accompanying notes are an integral part of these financial statements.

Midwestern Interactive, LLC

Statement of Operations and Members’ Deficit

(Unaudited)

January 1, 2025 through June 11, 2025
Revenue	$7,310,173
Operating expenses:
Cost of revenue	5,320,865
Sales and marketing	20,536
General and administrative	465,071
Depreciation	37,766
Total operating expenses	5,844,238
Operating income	1,465,935
Other expense, net	1,538
Interest expense	89,316
Net income	1,375,081
Members’ deficit - beginning of period	(2,416,688)
Member contributions	105,493
Members’ deficit - end of period	$(936,114)

The accompanying notes are an integral part of these financial statements.

Midwestern Interactive, LLC

Statement of Cash Flows

(Unaudited)

January 1, 2025 through June 11, 2025
Operating activities:
Net income	$1,375,081
Adjustments to reconcile net income to operating activities:
Depreciation	37,766
Non-cash change in ROU asset	51,746
Changes in operating assets and liabilities:
Accounts receivable	383,117
Prepaid expenses and other assets	(899,148)
Accounts payable	879
Accrued compensation	(25,568)
Accrued liabilities	(5,940)
Lease liabilities - operating	(52,057)
Net cash provided by operating activities	865,876
Investing activities:
Purchases of property and equipment	(7,893)
Net cash used investing activities	(7,893)
Financing activities:
Payments of line-of-credit and notes payable	(313,595)
Member contributions	105,493
Net cash used in financing activities	(208,102)
Net decrease in cash and cash equivalents	649,881
Cash and cash equivalents:
Beginning of period	532,543
End of period	$1,182,424

Supplemental disclosures of cash flow information
Cash paid for interest	$72,697

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements

1.
Nature of Business

Midwestern Interactive, LLC (the “Company” or “Midwestern”) is a software development firm headquartered in Missouri. The Company, a limited liability company, provides limited liability to its members, who are not personally liable for obligations of the LLC, and represents a single class of equity. Founded in 2012, Midwestern operates in the custom software development industry, focusing on deploying consulting resources to create tailored software solutions, mobile applications, and branding strategies for various clients. The Company specializes in providing embedded teams for strategic planning, design, development, and implementation of software, mobile applications, branding, and content processes.

Going Concern

In June 2025, the Company began to be consolidated into the financial statements of Gloo Holdings, LLC (“Gloo” or “Parent”). The Company has historically generated positive cash flows from operations. The Company has total assets as of June 11, 2025, of $3.9 million, total liabilities of $4.8 million and a deficit of $0.9 million. The Parent has generated significant losses and negative cash flows from operations in recent years. The Company’s cash flows are expected to be available to the Parent for its liquidity needs which are in excess of the liquidity the Company is expected to generate. Therefore, the going concern assessment of the company is dependent on the Parent’s consolidated liquidity.

Since inception, the Parent has incurred cumulative losses from operations. The Parent has funded its operations and capital needs primarily through net proceeds received from the sale of preferred and common units and proceeds from long-term debt. Parent management believes it will be able to obtain additional capital to fund its operations; however, there are no assurances that the Parent will be able to raise additional capital on terms acceptable to the Parent or at all. If the Parent’s plans are not implemented on a timely basis, Parent management may delay or modify its business plans, potentially including the timing of planned capital expenditures, development and other planned activities, all of which, individually or in the aggregate, could have material negative consequences to the Company and its results of operations and business relationships.

In connection with the preparation of these financial statements, management evaluated conditions and events known and reasonably knowable that could adversely affect the Company’s ability to meet its obligations through at least a year from the date the financial statements were available to be issued.

Based on these factors, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date the financial statements are available to be issued.

The financial statements have been prepared on a basis that assume the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and Regulation S-X of the Securities Act of 1933, as amended. The accompanying financial statements include all the accounts of the Company. The financial statements are presented in U.S. dollars, which is also the Company’s functional currency.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Management evaluates these estimates, judgments and assumptions on an ongoing basis.

Estimates are based on historical and anticipated results and trends, and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to differ materially from expectations include, but are not limited to, competition, changes in regulations, dependence on key personnel, and the Company’s ability to fund and manage growth.

Cash and Cash Equivalents

The Company considers all highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. Cash equivalents include on-demand money market accounts.

Accounts Receivable, Net

Accounts receivable, are reduced by an allowance for credit losses that reflects management’s best estimate of amounts that will not be collected. An allowance for credit losses is established for amounts expected to be uncollectible over the contractual life of the receivables. The Company evaluates trade receivables to determine the allowance for credit losses based on the financial condition of its customers. The Company calculates the allowance using an expected loss model that considers the Company’s actual historical loss rates adjusted for current economic conditions and reasonable and supportable forecasts. Uncollectible amounts are written off against the allowance in the period they are determined to be uncollectible. Recoveries of amounts previously written off are recognized when received. As of June 11, 2025, the allowance for credit losses was $25,529.

Contract Balances

The timing of revenue recognition, invoicing, and cash collections results in the recognition of accounts receivable and contract assets in the balance sheets. Contract assets represent revenue recognized in excess of billings for partially fulfilled performance obligations recognized over time. Contract assets are classified as current assets in the balance sheet.

Prepaid Expenses and Other Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future and consists primarily of prepaid insurance, license fees, and other expenses.

Credit Risk and Major Customers

The Company maintains its cash balances at a financial institution located in southwest Missouri. Accounts held by the institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances at times may exceed the insured limits, and as of June 11, 2025, there was approximately $932,424 of uninsured cash.

Sales in the normal course of business are to customers located predominantly in the United States. The Company extends trade credit to its customers on terms that are generally practiced in the industry.

Two customers comprised approximately 44% of revenue during the period from January 1, 2025 through June 11, 2025, one of which was Gloo Holdings, LLC. See note 9 - Subsequent Events for further discussion of the transaction. As of June 11, 2025, four customers comprised approximately 75% of total accounts receivable.

Leases

The Company’s leases are primarily operating leases for office facilities. The Company determines if an arrangement is a lease or contains a lease at lease inception. The Company classifies the lease as either a finance or operating lease at lease commencement. As of June 11, 2025, the Company did not have any finance lease arrangements. Operating leases are included in right-of-use (“ROU”) operating lease asset, current portion of lease liabilities – operating, and lease liabilities – operating, on the Company’s balance sheet.

Operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. The Company accounts for the lease and non-lease components as a single lease component for the Company’s operating leases.

The Company measures ROU assets based on the corresponding lease liabilities adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date, net of lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU asset and lease liability and are recognized as lease expense as incurred. The Company’s variable lease payments generally relate to payments affected by the Consumer Price Index and payments for maintenance and utilities.

The Company applies the short-term lease recognition exemption for leases with a lease term of 12 months or less, excluding those leases from the balance sheet and recognized related payments on a straight-line basis over the lease term.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

•
Computer equipment – five years
•
Furniture and equipment – seven years
•
Vehicles – five to seven years

Upon disposition, the cost of disposed assets and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded to other expense, net in the statement of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, primarily consisting of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. The Company did not record any impairment charges on its long-lived assets during the period from January 1, 2025, through June 11, 2025.

Revenue Recognition

Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes. The Company determines the amount of revenue to be recognized through application of the following steps:

•
Identify the contract(s) with a customer;
•
Identify the performance obligations in the contract;
•
Determine the transaction price;
•
Allocate the transaction price to the performance obligations in the contract; and
•
Recognize revenue when (or as) the Company satisfies a performance obligation.

In arrangements in which the Company has multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. Management generally determines stand-alone selling prices based on the prices charged to customers in arrangements without multiple performance obligations.

The Company derives revenue from professional service offerings to customers. These services are primarily fixed fee engagements for a set number of services hours, or scoped engagements with a projected set of hours that are billed as time is committed to a project. For fixed fee engagements, which have a stand-ready obligation, revenue is measured over time elapsed and recognized ratably over the contractual service period as the performance obligation is satisfied. For scoped engagements, revenue is measured using service hours that have been rendered over the contractual service period as the scope of the engagement is completed.

Customer payments for professional services are generally billed over the contractual term. Although certain contracts extend beyond twelve months, the Company performs services consistently over time and concluded that no significant financing component exists.

The Company evaluates whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. Accounting Standards Codification 606 defines a performance obligation as a contractual promise to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s evaluation requires significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct.

Costs to Obtain Revenue Contracts

As a practical expedient, the Company recognizes the incremental costs of obtaining contracts, such as sales commissions, as expenses when incurred if the amortization period is one year or less.

Deferred Revenue

For transactions in which cash has been collected in advance of revenue being earned, the associated cash is recorded as deferred revenue and recognized as or when the applicable performance obligation is fulfilled. There was no deferred revenue as of June 11, 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for executive, finance, legal, human resources, and administrative personnel, including salaries, benefits; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.

Advertising

The Company expenses the cost of advertising as incurred. Included in sales and marketing expenses on the statement of operations are charges for advertising of $8,036 for the period from January 1, 2025 through June 11, 2025.

Income Taxes

The Company’s members have elected to have the Company’s income taxed as an S corporation under the provisions of the Internal Revenue Code and similar sections of state and local law. Any taxable income or loss generated by the Company is passed through to and included in the taxable income or loss of its members, and no provision for any income taxes are included in these financial statements.

In accordance with authoritative guidance on accounting for and disclosure of uncertainty in tax positions, the Company follows a more likely than not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. For tax positions meeting the more-likely-than-not threshold, the tax liability recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. If tax authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the members rather than the Company.

No amounts have been accrued for uncertain tax positions as of June 11, 2025. However, management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof, and other factors. The Company does not have any unrecognized tax benefits as of June 11, 2025, and does not expect that the total amount of unrecognized tax benefits will materially change over the next six months. Additionally, no interest or penalty related to uncertain taxes has been recognized in the accompanying financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. If such examinations result in changes to income or loss, the tax liability of the Company could be changed accordingly.

3.
Property and Equipment

Property and equipment consisted of the following:

As of
June 11, 2025
Computer equipment	265,323
Furniture and equipment	117,930
Vehicles	179,622
Total property and equipment	562,876
Less: accumulated depreciation	(402,321)
Property and equipment, net	160,554

Depreciation expense was $37,766 for the period from January 1, 2025 through June 11, 2025.

4.
Line of Credit

The Company entered into a revolving line of credit loan on December 17, 2023, of up to $250,000. The line of credit is secured by a term life insurance policy of a former member. Interest is payable monthly and accrues at 7.50% and the unpaid principal balance is due at maturity on December 17, 2025. As of June 11, 2025, there were no amounts outstanding under the revolving line of credit.

5.
Notes Payable

The Company entered into a short-term working capital note payable on February 15, 2024, and the total net amount advanced was $975,000, net of origination fees of $33,239, which are amortized over the life of the note. Interest and principal are payable in equal monthly installments until maturity.

The Company entered into two equipment financing agreements on June 29, 2023, for $341,582 and on November 2, 2021, for $150,324, both secured by the property and equipment purchased from proceeds. Principal and interest payments are payable in equal monthly installments until maturity.

The Company entered into a promissory note for $393,291 on April 24, 2024, secured by personal assets of the then sole member of the Company. Principal and interest payments are payable in equal monthly installments monthly until maturity.

The Company entered into a promissory note for $2,700,000 on June 30, 2022. Proceeds were used to purchase the then remaining ownership interest of the Company from another former member. The promissory note is repayable in 83 equal monthly installments of $21,099 beginning on July 30, 2022, which include principal and interest, and a single balloon payment of $1,700,000 at maturity. The outstanding balance is secured by a term life insurance policy held by the then sole member of the Company.

As of June 11, 2025, notes payable consisted of the following:

	Agreement			As of
Instrument	Execution Date	Maturity	Interest Rate	June 11, 2025
Working capital note payable	December 17, 2021	December 17, 2025	7.50%	$196,621
Equipment finance agreement	June 29, 2023	June 29, 2026	7.70%	132,643
Equipment finance agreement	November 2, 2021	November 30, 2027	3.25%	66,253
Promissory note	April 24, 2024	April 24, 2029	8.95%	322,459
Promissory note	June 30, 2022	June 30, 2029	4.75%	2,315,092
Total				3,033,068
Amounts due within one year				(563,203)
Total notes payable				$2,469,865

As of June 11, 2025, future principal payments for the Company’s notes payable were as follows:

2025	$563,203
2026	258,394
2027	271,832
2028	253,794
2029	1,685,845
$3,033,068

6.
Leases

On January 3, 2025, the Company entered into four lease agreements with an entity controlled by the chief executive officer (“CEO”) who is the Company's minority interest holder. For further details regarding these leases, refer to Note 7 – Related Party Transactions.

The components of lease costs, lease term, and discount rate for operating leases are as follows for the period January 1, 2025 through June 11, 2025.

January 1, 2025 through
June 11, 2025
Operating lease costs	$188,356
Variable lease costs	50,709
Total lease costs	$239,065

Weighted-average remaining lease term (in years)	4.6
Weighted-average discount rate	10.21%

Supplemental balance sheet information related to operating leases consisted of the following as of June 11, 2025:

January 1, 2025 through
June 11, 2025
Operating lease ROU assets – related parties	$1,390,746
Operating lease ROU assets – third parties	—
Total operating lease ROU assets	$1,390,746

Operating lease liabilities – related parties	$1,390,746
Operating lease liabilities – third parties	—
Total operating lease liabilities	$1,390,746

Supplemental cash flow information related to operating leases were as follows:

January 1, 2025 through
June 11, 2025
Cash payments for operating leases	$157,500

The future maturities of long-term operating lease liabilities for each fiscal year are as follows:

Maturity of Operating Lease Liabilities
June 12, 2025 through December 31, 2025	$220,500
2026	378,000
2027	378,000
2028	378,000
2029	378,000
Total	$1,732,500
Less: imputed interest	(341,754)
Present value of lease liabilities	$1,390,746
Less: current obligations	(250,739)
Long-term obligations under leases	$1,140,007

7.
Related Party Transactions

The Company has entered into four lease agreements with an entity that is controlled by the CEO of the Company. Total lease payments and expenses for these properties totaled $239,065 during the period from January 1, 2025 through June 11, 2025. These leases have a five-year term with monthly lease payments of approximately $31,500.

The Company has entered into various revenue agreements with a customer for which the CEO of the Company serves on the board of directors of the customer. Additionally, the Company entered into various revenue agreements with related parties due to its acquisition by Gloo Holdings, LLC. Total revenue with the Company’s related parties for the period from January 1, 2025, through June 11, 2025, was $2,914,814.

8.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation related to claims arising out of operations in the normal course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred, and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 11, 2025, and through the date these financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the consolidated financial statements.

9.
Evaluation of Subsequent Events

On June 11, 2025, the Company was notified that Gloo amended its call option agreement with Flourish Holdings, Inc. (“NewCo”), the Company’s minority interest holder. The amended agreement provides NewCo the right to repurchase a portion of Gloo’s ownership units, which, if exercised, would reduce Gloo’s interest in the Company to approximately 20%. The amendment also revised the consideration terms for the repurchase by establishing a fixed per-unit valuation that is payable through exchange of the following, required to be in this order: (1) Gloo Units received by NewCo as part of the Acquisition (deemed to have a value of $6.00 per unit), (2) the forgiveness of the then unpaid balance of the note issuances consummated as part of the original transaction, in any order or combination, and (3) cash, if any portion of the call price remains unpaid after applying the foregoing.

The Company has evaluated events subsequent to the balance sheet date of June 11, 2025, through the issuance of this report on April 15, 2026, which is the date the financial statements were available to be issued, and determined that there were no subsequent events requiring disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

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

Our management, with the participation and supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weaknesses in our internal control over financial reporting as described below.

However, our management, including our chief executive officer and chief financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an "emerging growth company" as defined in the JOBS Act.

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

We are in the process of implementing remediation plans to address these material weaknesses. However, we cannot guarantee that these remediation efforts will be successful or that additional material weaknesses will not be identified in the future. See the section titled "Risk Factors Risks Related to Regulation and Taxation - We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, and these material weaknesses continued to exist as of January 31, 2026. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected."

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we continue to evaluate the impact of acquisitions that we completed during the period covered by this report on its internal control over financial reporting.

We completed multiple acquisitions during the period covered by this Annual Report on Form 10-K, as described in Note 4, Business Combinations. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded these acquisitions from our evaluation for the year ended January 31, 2026.

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

Item 9B. Other Information.

During the three months ended January 31, 2026, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We maintain a Code of Business Conduct and Ethics that incorporates our code of business conduct and ethics applicable to all employees, including all directors and executive officers. Our Code of Business Conduct and Ethics is published on our Investors website at https://investors.gloo.com/ under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

We have an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities by our directors, officers and employees, and the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The remaining information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2026, in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders, or 2026 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

(a)
We have filed the following documents as part of this Annual Report on Form 10-K:
1.
Financial Statements

See “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, because they are not applicable, or because the required information is otherwise included.

3.
Exhibits

See exhibits listed under Part (b) below:

(b)
Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed/Furnished Herewith
		Form	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gloo Holdings, Inc.	10-Q	001-42964	12/23/2025
3.2	Amended and Restated Bylaws of Gloo Holdings, Inc.	10-Q	001-42964	12/23/2025
4.1	Form of Amended and Restated Unit Warrant	S-1/A	333-290930	10/30/2025
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1	333-290930	10/17/2025
10.2+	2025 Equity Incentive Plan and related form agreements	S-1/A	333-290930	10/30/2025
10.3+	2025 Employee Stock Purchase Plan and related form agreements	S-1/A	333-290930	10/30/2025
10.4+	Gloo Holdings, LLC Membership Unit Option Plan and related form agreements	S-1	333-290930	10/17/2025
10.5+	Executive Incentive Compensation Plan	S-1	333-290930	10/17/2025
10.6+	Outside Director Compensation Policy	S-1/A	333-290930	10/30/2025
10.7+	Confirmatory Employment Letter by and between the registrant and Scott Beck	S-1/A	333-290930	10/30/2025
10.8+	Confirmatory Employment Letter by and between the registrant and Patrick Gelsinger	S-1/A	333-290930	10/30/2025
10.9+	Confirmatory Employment Letter by and between the registrant and Paul Seamon	S-1/A	333-290930	10/30/2025
10.10+	Confirmatory Employment Letter by and between the registrant and Matthew Gotschall	S-1/A	333-290930	10/30/2025
10.11+	Executive Change in Control and Severance Plan	S-1	333-290930	10/17/2025
10.12	Securities Purchase Agreement among Gloo Holdings, LLC, Flourish Holdings, Inc., Midwestern Interactive, LLC and Matthew S. Johnson, dated as of January 3, 2025	S-1	333-290930	10/17/2025
10.13	Note Purchase Agreement among Gloo Holdings, LLC, and certain parties thereto, dated as of April 23, 2024, as amended January 3, 2025	S-1	333-290930	10/17/2025
10.14	Amended and Restated Note Purchase Agreement among Gloo Holdings, LLC, and certain parties thereto, dated as of June 23, 2025	S-1	333-290930	10/17/2025
10.15	First Amendment to Amended and Restated Note Purchase Agreement among Gloo Holdings, LLC and certain parties thereto, dated as of September 5, 2025	S-1	333-290930	10/17/2025
10.16	Omnibus Amendment to Amended and Restated Note Purchase Agreement and Secured Promissory Notes, dated as of October 23, 2025	S-1/A	333-290930	10/30/2025
10.17	Form of Amended and Restated Secured Promissory Note	S-1/A	333-290930	10/30/2025
19.1	Insider Trading Policy				X
21.1	List of subsidiaries of the registrant				X

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed/Furnished Herewith
23.1	Consent of Independent Registered Public Accounting Firm as to Gloo Holdings, LLC and Gloo Holdings, Inc.		X
23.2	Consent of Independent Registered Public Accounting Firm as to Midwestern Interactive, LLC		X
24.1	Power of Attorney (included on the signature page hereto)		X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
97.1	Compensation Recovery Policy		X
101.INS**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents		X
101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents		X
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)		X

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

** Submitted electronically herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOO HOLDINGS, INC.

Date: April 15, 2026	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Beck and Paul Seamon, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Beck	President, Chief Executive Officer and Director	April 15, 2026
Scott Beck	(Principal Executive Officer)

/s/ Paul Seamon	Chief Financial Officer	April 15, 2026
Paul Seamon	(Principal Financial Officer)

/s/ Matthew Edward Gotschall	Chief Accounting Officer	April 15, 2026
Matthew Edward Gotschall	(Principal Accounting Officer)

/s/ Patrick Gelsinger	Chairman of the Board, Head of Technology	April 15, 2026
Patrick Gelsinger

/s/ Bishop Claude Alexander Jr.	Director	April 15, 2026
Bishop Claude Alexander Jr.

/s/ John Douglas Furst	Director	April 15, 2026
John Douglas Furst

/s/ Derek Todd Green	Director	April 15, 2026
Derek Todd Green

/s/ Elizabeth Grennan	Director	April 15, 2026
Elizabeth Grennan

/s/ Robert Gruenewald	Director	April 15, 2026
Robert Gruenewald

/s/ Nona Jones	Director	April 15, 2026
Nona Jones