Form 10-Q
period 2026-04-30
Gloo Holdings, Inc.
filed 2026-06-09
CIK 2069785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of May 29, 2026, the registrant had 20,793,009 shares of Class A common stock, par value $0.001 per share, and 61,317,648 shares of Class B common stock, par value $0.001 per share, outstanding.

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
•
We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, and these material weaknesses continued to exist as of April 30, 2026. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•
Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates control a majority of the voting power of our outstanding capital stock and this limits other stockholders’ ability to influence or direct the outcome of key corporate actions and transactions, including a change in control.
•
Although we do not expect to rely on the “controlled company” exemption under the rules and regulations of the Nasdaq Stock Market, we have the right to use such exemption and therefore could in the future avail ourselves of certain reduced corporate governance requirements.
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

Unless expressly indicated or the context suggests otherwise, references to: “Gloo,” “we,” “us” and “our” refer to Gloo Holdings, Inc. (formerly known as Gloo Holdings, LLC) and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	April 30,	January 31,
	2026	2026
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,974	$57,307
Restricted cash	256	255
Accounts receivable, net of allowance for credit losses of $77 and $75, respectively (1)	10,128	10,697
Inventory, net	1,188	1,397
Contract assets	918	1,259
Prepaid expenses and other current assets	5,064	4,689
Total current assets	50,528	75,604
Property and equipment, net	4,779	4,166
Capitalized software, net	32,143	30,078
ROU operating lease asset (2)	7,791	8,705
Long-term investments	100	100
Other non-current assets	372	370
Intangible assets, net	35,943	37,283
Goodwill	107,343	107,353
Total assets	$238,999	$263,659

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (3)	$5,812	$9,356
Accrued compensation (4)	6,777	8,397
Accrued liabilities	6,082	6,414
Acquisition-related liabilities, current	2,105	2,056
Deferred revenue	13,408	14,581
Debt, current (5)	17,847	5,812
Lease liabilities, current (6)	1,903	1,925
Total current liabilities	53,934	48,541
Acquisition-related liabilities, non-current	649	1,346
Debt, non-current (7)	15,975	29,485
Lease liabilities, non-current (8)	6,193	7,076
Derivative liability (9)	401	399
Deferred income taxes	3,448	4,353
MW Call Option	12,106	12,858
Other non-current liabilities	1,921	1,919
Total liabilities	94,627	105,977

Commitment and Contingencies (See Note 11)

Mezzanine Equity:
Redeemable NCI	3,666	3,559
Total mezzanine equity	3,666	3,559

Stockholders' Equity:
Class A, $0.001 par value, 5,000,000,000 shares authorized, and 11,405,352 issued and outstanding as of April 30, 2026 and January 31, 2026	11	11
Class B, $0.001 par value, 100,000,000 shares authorized, 69,465,772 issued and 69,166,937 outstanding as of April 30, 2026 and January 31, 2026	70	70
Treasury stock, at cost; 298,835 shares as of April 30, 2026 and January 31, 2026	(3,771)	(3,771)
Additional paid-in capital	182,372	178,619
Accumulated deficit	(56,943)	(40,119)
Accumulated other comprehensive income	352	364
Equity attributable to stockholders'	122,091	135,174
Equity attributable to noncontrolling interests	18,615	18,949
Total stockholders' equity	140,706	154,123
Total liabilities, mezzanine equity, and stockholders' equity	$238,999	$263,659

(1)
Includes related party accounts receivable of $2.0 million and $0.2 million as of April 30, 2026 and January 31, 2026, respectively.
(2)
Includes related party leases of $4.4 million and $5.1 million as of April 30, 2026 and January 31, 2026, respectively.
(3)
Includes related party accounts payable of $0.4 million and $1.0 million as of April 30, 2026 and January 31, 2026, respectively.
(4)
Includes related party accrued compensation of $0.1 million and nil as of April 30,2026 and January 31, 2026, respectively.
(5)
Includes current debt from related parties of $13.8 million and $4.0 million as of April 30, 2026 and January 31, 2026, respectively.
(6)
Includes related party leases of $0.9 million and $1.0 million as of April 30, 2026 and January 31, 2026, respectively.
(7)
Includes non-current debt from related parties of $13.0 million and $24.5 million as of April 30, 2026 and January 31, 2026, respectively.
(8)
Includes related party leases of $3.6 million and $4.2 million as of April 30, 2026 and January 31, 2026, respectively.
(9)
Includes the derivative liability associated with non-current debt from related parties of $0.3 million and $0.3 million as of April 30, 2026 and January 31, 2026, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended April 30,
	2026	2025
	(in thousands, except share, per share, unit, and per unit data)
Revenue (1):
Platform revenue	$24,112	$8,495
Platform solutions revenue	17,418	3,807
Total revenue	41,530	12,302
Operating expenses:
Cost of revenue (2)	28,101	8,874
Product development (3)	3,895	5,712
Sales and marketing (4)	9,627	7,324
General and administrative (5) (6)	15,220	9,942
Depreciation and amortization	3,427	2,527
Total operating expenses	60,270	34,379
Operating loss	(18,740)	(22,077)
Other (income) expense:
Interest expense (7)	977	2,752
Other income, net	(1,071)	(421)
(Gain) loss from change in fair value of financial instruments	(750)	3,190
Total other (income) expense, net	(844)	5,521
Net loss before income taxes	(17,896)	(27,598)
Income tax benefit (expense)	845	(33)
Income from equity method investments, net	—	673
Net loss	(17,051)	(26,958)
Less: net loss attributable to noncontrolling interests	(227)	(556)
Net loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(16,824)	$(26,402)

Net loss per share attributable to common stockholders of Gloo Holdings, Inc. (Class A and Class B) and units of members of Gloo Holdings, LLC, respectively	$(0.21)	$(3.87)
Weighted-average common shares (Class A and Class B) of Gloo Holdings, Inc. and units of Gloo Holdings, LLC used to compute net loss per share and unit, respectively, basic and diluted	80,769,952	8,217,025

(1)
Includes revenues from related parties of $2.4 million and $0.7 million for the three months ended April 30, 2026 and 2025, respectively.
(2)
Excludes depreciation and amortization.
(3)
Includes product development expense from related parties of nil and $1.5 million for the three months ended April 30, 2026 and 2025, respectively
(4)
Includes sales and marketing expense from related parties of $0.1 million and nil for the three months ended April 30, 2026 and 2025, respectively.
(5)
Includes lease expense from related parties of $0.3 million and $0.3 million for the three months ended April 30, 2026 and 2025, respectively.
(6)
Includes general and administrative expense from related parties of $0.3 million and nil for the three months ended April 30, 2026 and 2025, respectively.
(7)
Includes net charges from related parties of $0.3 million and $2.5 million for the three months ended April 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net loss	$(17,051)	$(26,958)
Other comprehensive income:
Foreign currency translation adjustments	(12)	271
Comprehensive loss	(17,063)	(26,687)
Less: comprehensive loss attributable to noncontrolling interests	(227)	(556)
Comprehensive loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(16,836)	$(26,131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity and Members’ Deficit

(unaudited)

	Mezzanine Equity	Stockholders' Equity
		Class A		Class B		Treasury Stock
(in thousands, except share data)	Noncontrolling Interests	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholder's Equity
Balance as of January 31, 2026	3,559	11,405,352	$11	69,465,772	$70	(298,835)	$(3,771)	$178,619	$364	$(40,119)	$18,949	$154,123
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	4	—	—	—	4
Equity-based compensation	—	—	—	—	—	—	—	3,749	—	—	—	3,749
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	—	(16,824)	—	(16,824)
Net income (loss) attributable to noncontrolling interests	107	—	—	—	—	—	—	—	—	—	(334)	(334)
Balance as of April 30, 2026	3,666	11,405,352	$11	69,465,772	$70	(298,835)	$(3,771)	$182,372	$352	$(56,943)	$18,615	$140,706

	Mezzanine Equity			Members’ Deficit
	Series A Preferred Units			Common Units
(in thousands, except unit data)	Units	Amount	Noncontrolling Interests	Units	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Members’ Deficit
Balance as of January 31, 2025	37,532,207	$351,887	$—	8,201,191	$—	$23,591	$—	$(368,312)	$6,726	$(337,995)
Issuance of Series A Preferred Units in connection with acquisitions and investments	387,015	4,923	—	—	—	2,503	—	—	6,472	8,975
Issuance of Barna Units Put Options	—	—	3,760	—	—	—	—	—	—	—
Repurchase of Series A Preferred Units in connection with the Servant Acquisition	(21,057)	(379)	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Units	31,672	190	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	15,833	—	64	—	—	—	64
Equity-based compensation	—	—	—	—	—	1,436	—	—	—	1,436
Foreign currency translation adjustment	—	—	—	—	—	—	271	—	—	271
Net loss attributable to members of Gloo Holdings, LLC	—	—	—	—	—	—	—	(26,402)	—	(26,402)
Net loss attributable to noncontrolling interests	—	—	(133)	—	—	—	—	—	(423)	(423)
Balance as of April 30, 2025	37,929,837	$356,621	$3,627	8,217,024	$—	$27,594	$271	$(394,714)	$12,775	$(354,074)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Operating activities:
Net loss	$(17,051)	$(26,958)
Adjustments to reconcile net loss attributable to common stockholders and members to net cash used in operating activities:
Equity-based compensation expense	3,749	2,183
Depreciation and amortization	3,427	2,527
Amortization of deferred financing costs	177	622
Provision for expected credit losses	347	46
Provision for inventory write-offs	(178)	—
Lease expense	675	403
Deferred income taxes	(905)	23
(Gain) loss from change in fair value of financial instruments	(750)	3,190
Income from equity method investments, net	—	(1,028)
Debt assumed through PIK interest	121	41
Loss on sale/disposal of PPE	2	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	222	(553)
Prepaid expenses and other current assets	354	147
Other non-current assets	(2)	(2,598)
Accounts payable	(3,539)	1,739
Accrued expenses and other current liabilities	(2,606)	(1,373)
Deferred revenue	(1,173)	583
Other non-current liabilities	30	(158)
Net cash used in operating activities	(17,100)	(21,164)
Investing activities:
Purchases of property and equipment	(925)	(305)
Capitalized internal-use software costs	(3,843)	(3,327)
Payment of contingent consideration	(706)	(2,646)
Net cash used in investing activities	(5,474)	(6,278)
Financing activities:
Payments on debt	(1,774)	(56,908)
Proceeds from debt	—	76,950
Proceeds from Series A Preferred Units issuance	—	190
Proceeds from exercise of common stock and common unit options	4	64
Net cash provided by financing activities	(1,770)	20,296
Effect of exchange rate changes on cash and cash equivalents	12	(271)
Net decrease in cash, cash equivalents and restricted cash	(24,332)	(7,417)
Cash, cash equivalents, and restricted cash
Beginning of period	57,562	13,844
End of period	$33,230	$6,427
Supplemental disclosures of cash flow information:
Cash paid for interest	$611	$1,269
Cash paid for taxes, net of refunds	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, for information regarding the Company’s initial public offering and a series of internal organizational transactions pursuant to which Gloo Holdings, LLC became a wholly owned subsidiary of the Company (the “Corporate Reorganization”).

Going Concern

Since inception, the Company has incurred cumulative losses from operations. The Company has funded its operations and capital needs primarily through equity and debt financings and revenue generated from operations. The Company held cash and cash equivalents of $33.0 million and had an accumulated deficit of $56.9 million as of April 30, 2026. Additionally, the Company incurred a net loss of $17.1 million and used $17.1 million of cash in operating activities for the three months ended April 30, 2026. The Company’s plans include generating revenue through subscriptions of its expanding technology and AI offerings, increased marketplace offerings and growing advertising services, as well as seeking external sources of liquidity. If adequate funds are not available, the Company will need to raise additional funds to meet its long-term strategic plans. Management believes it will be able to obtain additional capital to fund its operations; however, there are no assurances that the Company will be able to raise additional capital on terms acceptable to the Company or at all. If such plans are not implemented on a timely basis, management may delay or modify the Company’s business plans, potentially including the timing of planned capital expenditures, development and other planned activities, all of which, individually or in the aggregate, could have material negative consequences to the Company and its financial condition, results of operations and business relationships.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gloo Holdings, Inc, its wholly-owned subsidiaries, less-than-wholly-owned subsidiaries in which the Company holds a controlling financial interest, and variable interest entities (“VIEs”) for which the Company has determined it is the primary beneficiary. The Company has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended January 31, 2026, and the related notes. Its unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended April 30, 2026, from those disclosed in the annual consolidated financial statements as of and for the year ended January 31, 2026, and the related notes. The interests of the minority owners in less-than-wholly-owned subsidiaries are accounted for as non-controlling interests.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are based on historical and anticipated results and trends, and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Management evaluates these estimates, judgments and assumptions on an ongoing basis. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. Significant estimates reflected in the condensed consolidated financial statements include revenue recognition, including the stand-alone selling prices for each distinct performance obligation; internal-use software development costs; the useful lives of long-lived assets; the net realizable value of inventory; the reserve for expected credit losses; income taxes; equity-based compensation; the valuation of the Company’s common membership units, equity awards and other financial instruments; the fair value of assets and noncontrolling interest acquired and liabilities assumed in business combinations; valuation of consideration transferred in business combinations; the fair value of the call option associated with the Midwestern acquisition; the incremental borrowing rate used to determine operating lease right-of-use assets and lease liabilities; the fair value of derivative and warrant liabilities; and legal and other loss contingencies.

Emerging Growth Company

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time when those standards apply to privately-held companies. The Company has elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements of the Company may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or not expected to have a material impact to the condensed consolidated financial statements.

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

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026.

3.
Variable Interest Entities

Consolidated VIEs

Visitor Reach

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

The Company has determined that it holds the power to direct the activities that most significantly impact Visitor Reach’s economic performance while the VR Call Options remain outstanding and are not yet exercisable. However, the Company will reassess whether it remains the primary beneficiary of the VIE when the VR Call Options become exercisable in December 2027. As of April 30, 2026, the Company continues to hold the majority of issued and outstanding equity units of Visitor Reach and reports a non-controlling interest. See Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.

Total assets and liabilities included on the consolidated balance sheet for Visitor Reach as of April 30, 2026, were $9.9 million and $0.8 million, respectively. Visitor Reach’s assets consisted primarily of capitalized software and goodwill.

Barna

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

Total assets and liabilities included on the consolidated balance sheet for Barna as of April 30, 2026, were $10.6 million and $2.2 million, respectively. Barna’s assets consisted primarily of intangible assets related to customer relationships, trademarks, and goodwill, further supporting the fact that Barna requires ongoing assistance from the Company to finance its operations and support its existing obligations.

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

Subsequent adjustment of the amount presented in temporary equity is currently not required because it was not probable that the instrument will become redeemable. If and when the redemption becomes probable, the Company will record adjustments to bring the carrying value to redemption value. Adjustments of redeemable non-controlling interest to its redemption value are recorded through additional paid-in capital. Total redeemable non-controlling interest was $3.7 million as of April 30, 2026. Net income attributable to redeemable non-controlling interest was $0.1 million for the three months ended April 30, 2026.

Sermons Tech

Prior to the Sermons Tech Acquisition as described in Note 4, Business Combinations in its Annual Report on Form 10-K for the year ended January 31, 2026, the Company accounted for its investment in Sermons Tech, LLC (“Sermons Tech”) under the equity method of accounting, as it determined it had significant influence over Sermons Tech’s financial and operating policies. However, the Company did not have the power to direct the activities that most significantly impact Sermons Tech’s economic performance; therefore, the Company was not the primary beneficiary of the entity through the date of acquisition.

On August 1, 2025, the Company entered into a Unit Purchase Agreement to acquire an additional 56.8% equity interest in Sermons Tech, increasing its ownership to 100%. The acquisition constituted a reconsideration event under ASC 810 that required the Company to reassess whether Sermons Tech continued to meet the definition of a VIE. Upon completion of this reassessment, the Company concluded that Sermons Tech continued to qualify as VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Additionally, during this reassessment it was concluded that the Company is the primary beneficiary and should consolidate Sermons Tech as the Company holds all of the voting equity interests in Sermons Tech, has the power to direct its most significant activities, and is obligated to absorb its losses. There are no restrictions on the Company’s ability to access or use Sermons Tech’s assets or to settle its liabilities.

The Company has determined that it is impracticable to reasonably determine Sermons Tech’s stand-alone balance sheet amounts as of April 30, 2026, and its revenues and net income since the acquisition date due to the integration of general corporate functions upon acquisition. Refer to the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, for additional information.

4.
Business Combinations

See Note 4, Business Combinations, to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended January 31, 2026.

Supplemental Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the consolidated results of operations of the Company combined with the historical results of subsidiaries acquired subsequent to the start of the three month period ended April 30, 2025, on a pro forma basis, as if each acquisition had occurred at the beginning of the most recently completed fiscal year preceding its respective acquisition:

	Pro Forma (unaudited)
	Three Months Ended April 30,
	2026	2025
	(in thousands)
Revenue	$41,530	$34,240
Net loss	$(17,051)	$(26,233)

Pro forma information reflects adjustments that are expected to have a continuing impact on the Company’s results of operations and are directly attributable to the acquisition. The unaudited supplemental pro forma information above includes adjustments to reflect, among other things, direct transaction costs relating to the acquisition, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate a portion of the interest expense related to liabilities, which were assumed by the Company upon completion of the acquisition. The unaudited supplemental pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions taken place on the date indicated, or of the Company’s future consolidated statements of operations. The supplemental pro forma information presented above has been derived from the Company’s historical condensed consolidated financial statements and from the historical accounting records of the acquired businesses to which it gives effect.

5.
Revenue

Contract Assets, Deferred Revenue and Remaining Performance Obligations

For transactions in which payment has been received and there is an outstanding performance obligation, the associated revenue is recorded as deferred revenue and recognized once such obligation is fulfilled. During the three months ended April 30, 2026, the Company recognized $8.9 million of revenue that was included in deferred revenue at the beginning of the period.

During the three months ended April 30, 2026, $1.3 million of contract assets were transferred to accounts receivable. No contract assets were acquired during the three months ended April 30, 2026.

As of April 30, 2026, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied was approximately $47.5 million. The Company expects to recognize approximately $23.8 million of the remaining performance obligations as revenue over the next 12 months, which primarily relates to platform solutions performance obligations and subscription contracts. The remaining balance of approximately $23.7 million relates primarily to subscription contracts and is expected to be recognized as revenue primarily over the next 24 months. These amounts represent Management’s estimates of revenue expected to be recognized in future periods and are subject to change, including as a result of contract modifications, terminations, or changes in scope.

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

Revenue Recognition

The Company derives its revenue primarily from platform revenue and platform solutions revenue. The Company’s primary revenue streams were as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Subscription revenue	$8,526	$3,022
Marketplace revenue	4,960	4,759
Advertising revenue	10,626	714
Platform revenue	24,112	8,495
Platform solutions revenue	17,418	3,807
Total revenue	$41,530	$12,302

Disaggregation of Cost of Revenue (exclusive of depreciation and amortization)

The Company disaggregates cost of revenue based on whether the cost is attributable to services rendered, tangible products, and other indirect costs. The breakdown of cost of revenue (exclusive of depreciation and amortization) is as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Subscription revenue costs	$2,587	$1,888
Marketplace revenue costs	3,372	3,810
Advertising revenue costs	7,211	723
Platform revenue costs	13,170	6,421
Platform solutions revenue costs	14,931	2,453
Total cost of revenue (1)	$28,101	$8,874

(1) Excludes depreciation and amortization.

6.
Fair Value Measurements

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuations:

	April 30, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$401	$401
MW Call Option	—	—	12,106	12,106
Total	$—	$—	$12,507	$12,507

`	January 31, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$399	$399
MW Call Option	—	—	12,858	12,858
Total	$—	$—	$13,257	$13,257

Derivative Liability

As a result of features embedded in the secured promissory notes (“Senior Secured Promissory Notes”), the Company recognized embedded derivative liabilities as of April 30, 2026 and January 31, 2026. The derivative liability associated with the Senior Secured Promissory Notes is classified as a non-current liability in the condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026.

The Company recognized an immaterial loss related to the change in fair value of the derivative liabilities during the three months ended April 30, 2026, which was recorded in other income (expense), net. There were no other components to the change in its fair value during the three months ended April 30, 2026. The Company estimated the fair value of the derivative liabilities using the “With and Without” method, which involves modeling the expected cash flows to the noteholder under both default and non-default scenarios and measuring the fair value differential between a note with and without the embedded features. The valuation of the derivative liabilities incorporated significant unobservable inputs, including the timing and probability of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other inputs include prevailing interest and risk-free rates, which are not considered significant unobservable estimates.

Midwestern Call Option

The Company recognized a gain of $0.8 million related to the change in fair value of the freestanding call option agreement (“MW Call Option”) during the three months ended April 30, 2026, which was recorded in other income (expense), net. There were no other components to the change in its fair value during the three months ended April 30, 2026. The Company estimated the fair value of the MW Call Option using a Monte Carlo simulation, using a correlation between the Company’s equity value and Midwestern’s equity value. The valuation of the MW Call Option incorporated significant unobservable inputs, including the starting equity value of the Midwestern, the correlation coefficient, dividend yield, and credit-risk-adjusted discount rate. Although some observable inputs were used in the fair value determination, primarily the equity value of the Company and the risk-free rate, the unobservable inputs are significant to the determination of fair value and, accordingly, the Company has classified the MW Call Option as a Level 3 fair value liability.

7.
Capitalized Software, Net

Capitalized software consisted of the following as of April 30, 2026 and January 31, 2026;

	April 30, 2026	January 31, 2026
	(in thousands)
Capitalized software	$55,560	$51,717
Less: accumulated amortization	(23,417)	(21,639)
Capitalized software, net	$32,143	$30,078

Amortization expense, which is included in depreciation and amortization in the condensed consolidated financial statements of operations, totaled $1.8 million and $1.7 million for the three months ended April 30, 2026 and 2025, respectively.

8.
Intangible Assets, Net

Intangible assets consisted of the following as of April 30, 2026 and January 31, 2026:

	April 30, 2026
	(in thousands)
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	4-16 years	$27,095	$(4,985)	$22,110
Developed technology	5-6 years	4,260	(1,155)	3,105
Tradenames	6-16 years	12,031	(1,303)	10,728
Total		$43,386	$(7,443)	$35,943

	January 31, 2026
	(in thousands)
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	4-16 years	$27,095	$(4,126)	$22,969
Developed technology	5-6 years	4,260	(949)	3,311
Tradenames	6-16 years	12,033	(1,030)	11,003
Total		$43,388	$(6,105)	$37,283

Amortization expense was $1.3 million and $0.7 million for the three months ended April 30, 2026 and 2025, respectively.

9.
Goodwill

The following table reflects the changes in the carrying amount of goodwill during the three months ended April 30, 2026:

(in thousands)
Balance, January 31, 2026	$107,353
Effect of foreign currency exchange rates	(10)
Balance, April 30, 2026	$107,343

10.
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

Two of the facilities are leased from entities controlled by the CEO of the Company, and total lease payments for these properties totaled $0.1 million for each of the three months ended April 30, 2026 and 2025. For information on the lease arrangements with related parties, see Note 16, Related Party Transactions.

The components of lease costs, lease term, and discount rate for operating leases are as follows for the three months ended April 30, 2026 and 2025 are as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Operating lease costs	$675	$315
Variable lease costs	170	55
Total lease cost	$845	$370

Weighted-average remaining lease term (in years)	3.84	5.08
Weighted-average discount rate	11.26%	11.48%

Supplemental balance sheet information related to operating leases consisted of the following as of April 30, 2026 and January 31, 2026:

	April 30, 2026	January 31, 2026
	(in thousands)
Operating lease ROU assets – related parties	$4,388	$5,074
Operating lease ROU assets – third parties	3,403	3,631
Total operating lease ROU assets	$7,791	$8,705

Operating lease liabilities – related parties	$4,477	$5,153
Operating lease liabilities – third parties	3,619	3,848
Total operating lease liabilities	$8,096	$9,001

Supplemental cash flow information related to operating leases were as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Cash payments for operating leases	$665	$270

During the three months ended April 30, 2026, the Company reduced the square footage under one of its leases, resulting in a non-cash decrease of $0.5 million of its ROU assets and lease liabilities. There was no such activity during the three months ended April 30, 2025.

The future maturities of long-term operating lease liabilities for each fiscal year are as follows:

Maturity of Operating Lease Liabilities
(in thousands)
2026 (remaining)	$2,015
2027	2,668
2028	2,545
2029	1,635
2030	1,108
Total	9,971
Less: imputed interest	(1,875)
Present value of lease liabilities	8,096
Less: current obligations	(1,903)
Long-term obligations under leases	$6,193

11.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation related to claims arising out of operations in the normal course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of April 30, 2026, and through the date these condensed consolidated financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the condensed consolidated financial statements.

12.
Debt

The carrying value of the Company’s non-current debt was as follows for the periods presented:

Instrument	Maturities	April 30, 2026	January 31, 2026
		(in thousands)
PPP loans	—	$870	$887
Senior Secured Promissory Notes	April 23, 2027	13,115	12,994
Midwestern Notes	Varied	9,389	9,901
Igniter Promissory Note	July 30, 2030	5,748	6,333
Other notes payable	Varied	5,760	6,419
Total		34,882	36,534
Less: unamortized discount and issuance costs		(1,060)	(1,237)
Less: amounts due within one year		(17,847)	(5,812)
Total debt, non-current		$15,975	$29,485

As of April 30, 2026, future principal payments for the Company’s long-term debt are as follows:

Year Ending January 31:	(in thousands)
2027 (remaining)	$3,628
2028	16,935
2029	3,318
2030	4,334
2031	1,503
Thereafter	5,164
Total	$34,882

Paycheck Protection Program Loan

During the year ended January 31, 2021, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $4.9 million. During the year ended January 31, 2022, the Small Business Administration claimed that the Company did not qualify for forgiveness for $1.0 million of the PPP loan. In September 2024, the Company agreed on a payment plan with the SBA to pay the loan in 180 equal monthly installments starting September 25, 2024. As of April 30, 2026, the balance for the PPP loan continued to be reflected as a liability on the condensed consolidated balance sheet. The effective interest rate of the PPP loan was 0.0%, during the three months ended April 30, 2026 and 2025.

Senior Secured Promissory Notes

On April 23, 2024, the Company entered into a promissory note purchase agreement (the “Note Purchase Agreement”) authorizing the issuance of up to an aggregate principal amount of $70.0 million in Senior Secured Promissory Notes. The Company issued $60.7 million of Senior Secured Promissory Notes to the Purchasers, including related parties, during the year ended January 31, 2025. There were no issuances during the three months ended April 30, 2026. The Senior Secured Promissory Notes issued to one of the Purchasers are personally guaranteed by the Company's principal stockholders, Scott and Theresa Beck. For more information on related party debt refer to Note 16, Related Party Transactions.

The Senior Secured Promissory Notes bear interest at a variable rate equal to the higher of 1-Month SOFR or 1.0%, plus 8.0% per annum. Interest is payable quarterly in arrears, comprising 8.0% cash interest and the remainder as payment-in-kind (“PIK Interest”). If an event of default occurs (as defined in the Note Purchase Agreement) and the Purchaser elects to continue holding the Senior Secured Promissory Notes, the notes will automatically bear interest at a rate that is 5.0% per annum higher than the rate otherwise applicable.

As additional consideration to the Purchasers, the Company issued each Purchaser warrants to purchase Series A preferred units at an exercise price of $18.00 per unit (the “Warrants”). Initially, the Warrants were classified as non-current liabilities, recorded at fair value, and remeasured as of each reporting period with changes in fair value recognized in the consolidated statement of operations. As further discussed below, on June 23, 2025, the Company settled a portion of the Warrants liability, $3.9 million, in connection with the extinguishment of the majority of the Senior Secured Promissory Notes. Additionally, on November 19, 2025, the Company reclassified the remaining Warrants liability, $0.7 million, to stockholders’ equity following amendments to the Warrants’ agreements in connection with the Corporate Reorganization. Refer to Note 7, Fair Value Measurements, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, for additional information regarding the remeasurement of the Warrants prior to their reclassification.

The Senior Secured Promissory Notes contain embedded features that are required to be bifurcated and accounted for separately as a derivative liability under ASC 815. These include contingent put and contingent interest features that are not clearly and closely related to the debt host. The bifurcated derivative liability is recorded at fair value, with changes in fair value recognized in earnings. The Company assesses the fair value of the derivative liability at each reporting date until modification or extinguishment of the debt host’s contract. Refer to Note 6, Fair Value Measurements, for additional information regarding the Company’s recurring adjustments to the fair value of the embedded derivative liability of the Senior Secured Promissory Notes.

On June 23, 2025, the Company entered into an amended and restated note purchase agreement (“Amended NPA”) and provided Purchasers with the option to exchange their existing Senior Secured Promissory Notes for senior secured convertible notes under the Amended NPA (the “Senior Secured Convertible Notes”). In comparison to the original agreement, the Amended NPA (1) increased the aggregate principal capacity to $130.0 million dollars; (2) revised certain default covenants; (3) introduced a new mandatory conversion feature that automatically converts the Senior Secured Convertible Notes into common stock at a per share conversion price equal to the lesser of (i) 80% of the public offering price of a qualified IPO or (ii) $30.00; and (4) cancelled the Warrants for all holders exchanging their Senior Secured Promissory Notes for Senior Secured Convertible Notes. Purchasers that elected not to participate in the Senior Secured Convertible Notes maintained their Warrants with no modifications to their terms. As part of the Amended NPA, all but two Purchasers participated in the exchange of Senior Secured Promissory Notes for Senior Secured Convertible Notes, exchanging $50.6 million of outstanding principal and canceling $3.9 million of Warrants. Two Warrants to acquire 199,999 Series A preferred units remained outstanding immediately following such exchange. The Company recorded the newly issued Senior Secured Convertible Notes at fair value, $58.5 million (including the embedded derivative liability), due to it exceeding the carrying amount of the exchanged Senior Secured Promissory Notes. The exchange was accounted for as a debt extinguishment in accordance with ASC 480, resulting in a net loss on extinguishment of debt of $7.5 million presented in Loss on extinguishment of debt in the condensed consolidated statement of operations, and consisted of a gain on extinguishment of Warrants and a loss related to the additional value conveyed to the Purchasers in the exchange.

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

During the three months ended April 30, 2026 and 2025, total interest expense related to the Senior Secured Promissory Notes was $0.5 million and $2.5 million, including $0.3 million and $1.2 million of coupon interest; $0.1 million and $0.7 million of PIK Interest; and $0.1 million and $0.6 million of amortization of debt discounts and issuance costs, respectively. The effective interest rate of the notes was 15.2% and 15.8% as of April 30, 2026 and January 31, 2026, respectively.

As of April 30, 2026, a total principal balance of $13.1 million, inclusive of PIK Interest remained outstanding to two Purchasers. As of April 30, 2026 and January 31, 2026, the fair value of the Senior Secured Promissory Notes was $12.0 million and $11.6 million, respectively. The estimated fair value, which the Company deems a Level 3 measurement, was determined by management based on an independent third-party valuation report.

Midwestern Promissory Notes

On January 3, 2025, the Company issued three promissory notes (the “Midwestern Notes”) as partial consideration for its investment in Midwestern. The Midwestern Notes, which are prepayable at any time by the Company without penalty, consist of (1) a $2.4 million note bearing interest at 4.8%, issued to Mr. Johnson, (2) a $6.5 million note bearing interest at 3.1%, issued to Flourish Holdings, Inc., and (3) a $3.2 million note bearing interest at 5.0%, to Flourish Holdings, Inc. The Company is required to make monthly principal and interest payments on each of the notes. In the event the notes are not paid upon maturity, the obligations under the Midwestern Notes will automatically bear interest at a rate equal to an additional 5.0% per annum over the rate otherwise applicable. Refer to Note 16, Related Party Transactions, for additional information.

As of April 30, 2026, the estimated fair value of the Midwestern Notes was $6.2 million. The estimated fair value of the notes, which the Company deems a Level 3 measurement, was determined based on an independent third-party valuation report. Total interest expense was immaterial for the three months ended April 30, 2026 and 2025. The weighted-average effective interest rate of the Midwestern Notes was 3.7% as of both April 30, 2026 and January 31, 2026.

Igniter Promissory Note

On August 29, 2025, the Company issued the promissory note (the “Igniter Promissory Note”) with related parties and affiliates as partial consideration for the acquisition of Creative Group, LLC and its wholly-owned subsidiaries (the “Igniter Group”). The Igniter Promissory Note, which is prepayable at any time by the Company without penalty, totaled $6.6 million and bears interest at a fixed annual rate of 6.0%. The Company is required to make quarterly principal and interest payments on the note. In the event of default, all obligations immediately become due. Refer to Note 16, Related Party Transactions, for additional information. The effective interest rate of the Igniter Promissory Note was 10.4%, as of both April 30, 2026 and January 31, 2026.

As of April 30, 2026, the estimated fair value of the Igniter Promissory Note was $5.1 million. The estimated fair value of the note, which the Company deems a Level 3 measurement, was determined based on an independent third-party valuation report. Total interest expense was immaterial for the three months ended April 30, 2026.

13.
Income Taxes

The Company’s effective tax rate for the three months ended April 30, 2026 and 2025, was 4.72% and 0.12%, respectively.

The effective tax rate for the three months ended April 30, 2026 and 2025, was primarily impacted by the following items: (i) non-taxable entities, (ii) permanent adjustments, (iii) state taxes, and (iv) the change in valuation allowance. Accordingly, a separate estimated annual effective tax rate (“AETR”) is computed and applied to ordinary losses in the applicable jurisdictions.

14.
Equity-Based Compensation

2014 Membership Unit Option Plan

On December 15, 2014, Gloo Holdings, LLC, adopted the Membership Unit Option Plan (the “2014 Plan”), which authorized Gloo Holdings, LLC to grant options to purchase up to 15,000,000 common units of Gloo Holdings, LLC to owners, officers, eligible employees, managers, and consultants of Gloo Holdings, LLC or any entity that provides services to the Company by issuing new common units. Units subject to unexercised options that were terminated for any reason were available for reissuance. The exercise price, vesting conditions, and all other terms of the options were determined by the board of managers of the Company. The options generally expired 10 years from the date of grant and generally vested 40.0% on the second anniversary of the vesting commencement date and 20.0% on each subsequent anniversary. Options issued under the 2014 Plan were equity-classified.

Gloo Incentives, LLC Incentive Units Plan

On March 20, 2023, Gloo Holdings, LLC, established Gloo Incentives, LLC, a wholly owned subsidiary of Gloo Holdings, LLC, for the purpose of implementing an incentive equity program under which incentive awards (Profits Units) could be issued to eligible employees, directors, and consultants (collectively, “Service Providers”). Under this plan, Gloo Holdings, LLC was able to issue Profits Units directly to Service Providers and the number of Profits Units authorized for grant was equal to 7.10% of the total issued and outstanding units of the Company.

Each Profits Unit was subject to a “hurdle” rate per share, which was determined by the board of managers of Gloo Holdings, LLC at the date of grant. Profits Units shared in distributions of Gloo Holdings, LLC in accordance with the distribution hierarchy described in Note 18, Stockholders’ Equity and Members’ Deficit, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, for additional information, which provided that no amount could be distributed with respect to Profits Units unless and until the aggregate amount distributable was equal to the hurdle for such Profits Units. Profits Units had no expiration date and grantees retained Profits Units after their employment had terminated subject to the Company’s right to repurchase such Profits Units at their then fair market value. Prior to the Corporate Reorganization, all Profits Units were equity-classified with the exception of 3,115,000 units which were liability-classified due to grantee’s right to require the Company, following the grantee’s termination, to repurchase all or part of the units at a price equal to four times the trailing 12-month EBITDA.

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

Employee Stock Purchase Plan

In advance of the Corporate Reorganization and the Company's IPO, the Company’s board of directors adopted the Gloo Holdings, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective on the business day immediately prior to the effective date of the registration statement for the Company’s IPO. However, no offering period or purchase period will begin unless and until otherwise determined by the Company’s board of directors.

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

As of April 30, 2026, the Company has not commenced any offering period or purchase period under the ESPP, and no shares have been issued under the ESPP.

2025 Equity Incentive Plan

As part of the Corporate Reorganization and concurrent with the termination of the 2014 Plan, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”) immediately before the effectiveness of the Company's IPO. The 2025 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance awards to eligible Service Providers. As further discussed below, all outstanding common unit options under the 2014 Plan were assumed and converted into options to purchase shares of the Company’s Class B common stock on a three-for-one basis on substantially the same terms (the “2014 Legacy Options”), with the exception of certain 2014 Legacy Options that were “underwater” that were repriced to have an exercise price per share equal to the initial price per share of the Company's Class A common stock upon the Company's IPO (such options, the “Repriced Options”).

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

As of April 30, 2026, there were 17.5 million shares of Class A common stock available for equity award issuance under the 2025 Plan. The number of shares available for issuance under the 2025 Plan shall be automatically increased by (i) the number of shares subject to awards granted under the 2014 Plan that expire or otherwise terminate without having been exercised, or are withheld by the Company for payment of exercise price or for tax withholding obligations, with the maximum number of such shares to be added to the 2025 Plan equal to 4,356,272 and (ii) the lesser of (a) 10,800,000 shares, (b) five percent of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the board of directors no later than the last day of the immediately preceding fiscal year, with such increase under (ii) effective on the first day of each fiscal year beginning February 1, 2026.

Outside Director Compensation Policy

In connection with the adoption of the 2025 Plan, the Company adopted a compensation policy for the Company’s non-employee directors to govern cash and equity compensation for non-employee members of the Company’s board of directors (the “Outside Director Compensation Policy”). Pursuant to this policy, non-employee directors are eligible to receive equity-based compensation in the form of RSUs covering a number of shares of the Company’s Class A common stock (“Outside Director Awards”). Outside Director Awards are subject to continued service as a director and are intended to align the interests of non-employee directors with long-term stockholder value. In addition to equity compensation, non-employee directors are eligible to receive annual cash retainers of $100,000, with additional cash compensation for service as non-executive chair of the board and for service as a chair or member of board committees. Total annual compensation for each non-employee director, inclusive of both cash and equity components, may not exceed $750,000 in any fiscal year, except for the initial year of service as a non-employee director, for which the limit is $1,000,000.

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

Options

In connection with the Corporate Reorganization and the 2025 Plan, all outstanding 2014 Legacy Options were assumed and converted on a three-for-one basis into options to purchase shares of the Company’s Class B common stock. No additional options will be granted under the 2014 Plan, and the Company shall not grant any additional options to purchase shares of Class B common stock. Additionally, concurrent with such conversion, the board of directors approved a repricing of certain 2014 Legacy Options that were “underwater” as of the IPO date, meaning that the exercise price per share of these 2014 Legacy Options was greater than the fair market value of a share of the Company’s Class B common stock upon the Company’s IPO. Specifically, the exercise price of each Repriced Option was reduced from the pre-modification exercise price per share to the initial price per share of the Company’s Class A common stock upon the Company’s IPO, $8.00 per share. The repricing was accounted for as a stock option modification, and the incremental fair value of each option was determined using the Black-Scholes model, resulting in the recognition of $2.4 million of incremental compensation expense related to vested Repriced Options as of the modification date. The Company continues to recognize an additional $2.6 million of incremental compensation cost on a straight-line basis over the remaining requisite service periods of the Repriced Options.

Other than the reduction in exercise price per share for the Repriced Options, the 2014 Legacy Options retained their original rights, terms, and qualifications, including their original vesting schedules, expiration dates, and post-termination exercisability provisions. The 2014 Legacy Options generally expire ten years from the original grant date and generally vest based solely on continued service, with 40% vesting on the second anniversary of the applicable vesting commencement date and 20% vesting annually thereafter for a period of three years. Holders of 2014 Legacy Options do not have voting rights or rights to dividends (or dividend equivalents) with respect to the underlying shares unless and until the options are exercised and shares are issued. Vesting may be accelerated in accordance with the terms of the 2014 Plan.

The grant date fair value of each option issued under both the 2014 Plan and the 2025 Plan was estimated using a Black-Scholes model. The weighted average estimated grant-date fair value of stock options granted under the 2014 Plan was $4.51 per unit during the three months ended April 30, 2025. The weighted average estimated grant-date fair value of stock options granted under the 2025 Plan was $3.37 per share for the three months ended April 30, 2026.

The options granted under the 2014 Plan and 2025 Plan are equity classified. The following table summarizes the activity during the three months ended April 30, 2026, of options granted under the 2014 Plan and 2025 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except weighted-average exercise price)
Outstanding as of January 31, 2026	13,243	7.77	8.9	265
Granted	588	6.01	—	—
Exercised	—	—	—	—
Forfeited	(270)	8.00	—	—
Expired	(14)	8.00	—	—
Outstanding as of April 30, 2026	13,547	7.69	8.6	674
Exercisable as of April 30, 2026	3,867	$7.75	6.8	$420

There were no options exercised during the three months ended April 30, 2026. The total intrinsic value of the options exercised was $0.1 million and the cash received for the options was $0.1 million for the three months ended April 30, 2025. Total stock-based compensation expense related to stock options was $2.9 million and $0.7 million during the three months ended April 30, 2026 and 2025, respectively. The Company capitalized stock-based compensation costs were immaterial for the three months ended April 30, 2026 and 2025. As of April 30, 2026, there was approximately $38.3 million of unrecognized equity-based compensation related to unvested options to be expensed over a weighted average period of 3.9 years.

Restricted Stock Awards

The Company granted shares of RSAs to certain Service Providers, primarily to (i) employees of acquired businesses (“Class A RSAs”) and (ii) employees who previously held Profits Units (“Class B RSAs”) in connection with the Corporate Reorganization as described in Note 18 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2026. The shares of restricted Class B common stock issued in exchange for Profits Units remain subject to the original time-based vesting conditions of the terminated Profits Units. The Company recognizes stock-based compensation expense for restricted stock awards on a straight-line basis over the requisite service period. In connection with the Corporate Reorganization, the Company issued 29,649 Class B RSAs in exchange for all Profits Units outstanding as of the Corporate Reorganization.

The following table summarizes the combined Class A and Class B restricted stock activity for the three months ended April 30, 2026:

	Number of Units	Weighted- Average Grant-Date Fair Value (per Unit)
	(in thousands)
Non-vested at January 31, 2026	364	$8.0
Granted	—	—
Vested	—	—
Forfeited/Cancelled	—	—
Non-vested at April 30, 2026	364	$8.0

The Company recognized $0.5 million of stock-based compensation expense related to awards of Class A RSAs and Class B RSAs during the three months ended April 30, 2026. Remaining unamortized expense of $6.6 million is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Units

During the year ended January 31, 2026, the Company granted 150,000 RSUs, which had a grant date fair value of $8.00 per unit, in connection with initial appointments to the board of directors, with an aggregate grant-date fair value of $1.2 million. The RSUs vest in two equal tranches upon the first and second annual stockholders’ meetings following the grant date.

The Company recognized $0.2 million of stock-based compensation expense related to RSUs during the three months ended April 30, 2026. As of April 30, 2026, all RSUs granted remained outstanding. Remaining unamortized expense of $0.8 million is expected to be recognized over a weighted average period of 1.2 years.

15.
Stockholders’ Equity

On November 19, 2025, the Company completed a series of internal organizational transactions (the Corporate Reorganization) pursuant to which Gloo Holdings, LLC became a wholly owned subsidiary of Gloo Holdings, Inc., a Delaware corporation. As part of these transactions, all existing common and preferred membership units of Gloo Holdings, LLC outstanding immediately prior to the consummation of such transactions were exchanged for shares of Class B common stock of Gloo Holdings, Inc. on a three-for-one basis (the “Reverse Split”) in preparation for the IPO. Following the Corporate Reorganization, the Company’s Class A common stock began trading on the Nasdaq under the symbol “GLOO.”

The Corporate Reorganization was accounted for as a transaction among entities under common control with no change to the historical basis of the Company’s assets and liabilities. Please refer to Note 18, Stockholders’ Equity and Members’ Deficit, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, for additional information. Unless stated otherwise, all historical unit, warrant, option, and per-unit information presented in the consolidated financial statements has been retrospectively adjusted, where applicable, to reflect the Reverse Split for all periods presented.

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

Preferred Stock

Under the Company’s amended and restated certificate of incorporation and bylaws, the board of directors may, without further action by stockholders, issue up to 100.0 million shares of preferred stock, par value $0.001 per share, in one or more series. The board of directors may fix the designation and number of shares of each series and the rights, preferences and privileges, and the qualifications, limitations and restrictions thereof, including dividend rights and rates, conversion rights, voting rights, redemption terms, liquidation preference and sinking fund provisions. The issuance of preferred stock could, among other things, adversely affect the voting power or other rights of holders of common stock and could delay, defer or prevent a change in control. No shares of preferred stock were issued or outstanding as of April 30, 2026.

16.
Related Party Transactions

The Company has entered into a number of transactions with entities affiliated with members of its board of directors and other related parties.

Igniter Note

As discussed in Note 12, Debt, on August 29, 2025, the Company issued the Igniter Promissory Note due to the sellers in the amount of $6.6 million as part of the consideration for the acquisition of Igniter Group. The Igniter Promissory Note, which is prepayable at any time by the Company without penalty, totaled $5.7 million as of April 30, 2026, and bears interest at a fixed annual rate of 6.0%.

Midwestern Notes

As discussed in Note 12, Debt, on January 3, 2025, the Company issued the Midwestern Notes as partial consideration for its acquisition of Midwestern. The Midwestern Notes, which are prepayable at any time by the Company without penalty, consist of (1) a $2.4 million note bearing interest at 4.8%, issued to Mr. Johnson, (2) a $6.5 million note bearing interest at 3.1%, issued to Flourish Holdings, Inc., and (3) a $3.2 million note bearing interest at 5.0%, to Flourish Holdings, Inc. Mr. Johnson is the chief executive officer of Midwestern, one of the Company’s consolidated subsidiaries, and is the sole owner of Flourish Holdings, Inc. The Midwestern Notes, which are repayable at any time by the Company without penalty, totaled $9.4 million and $9.9 million as of April 30, 2026, and January 31, 2026, respectively.

Outreach Note

On November 1, 2024, the Company’s subsidiary, Outreach, entered into a line of credit agreement bearing interest at 6.0%, with an entity controlled by a member of the subsidiary’s management. On November 19, 2025, all outstanding borrowings under the line of credit were rolled into a loan agreement bearing interest at a fixed rate of 8%. As of April 30, 2026 and January 31, 2026, the unpaid principal totaled $0.8 million and $0.8 million, respectively. The outstanding balance as of April 30, 2026 matures on April 21, 2029.

Senior Secured Notes

As described in Note 12, Debt, on April 23, 2024, the Company entered into a Note Purchase Agreement with Pearl Street Trust and certain other purchasers, under which it issued Senior Secured Notes totaling $45.0 million to Pearl Street Trust across multiple tranches throughout the fiscal year ended January 31, 2025, each bearing interest at 8% plus a floating SOFR-based margin, with a floor of 1%, and maturing in April 2027.

On April 24, 2024, the Company issued a $10.0 million Senior Secured Note under the Note Purchase Agreement to FMAB Partners, LP (“FMAB”), an entity affiliated with Mr. Furst, who also served as collateral agent under the security agreement associated with the Note Purchase Agreement. As of April 30, 2026 and January 31, 2026, FMAB's Senior Secured Note had a carrying balance of $10.9 million and $10.8 million, respectively, inclusive of PIK Interest.

On the same date as the FMAB note issuance, Pearl Street Trust and Scott Beck jointly and severally guaranteed repayment of the FMAB note under a guaranty agreement, enforceable upon demand if a defined Event of Default remains uncured for at least 90 days. As of April 30, 2026, of the above issuances, only FMAB's Senior Secured Note and Warrants remained outstanding.

Leases

Operating lease cost related to related party leases recognized was $0.3 million and $0.3 million for the three months ended April 30, 2026 and 2025, respectively. The operating lease cost was allocated to General and administrative in the condensed consolidated statements of operations. The related party operating lease right-of-use assets of $4.4 million and $5.1 million as of April 30, 2026 and January 31, 2026 respectively, are recognized in ROU operating lease asset in the condensed consolidated balance sheets. The current and long-term portions of the related party lease liabilities as of April 30, 2026 were $0.9 million and $3.6 million, respectively, and were recognized within the current and non-current lease liability in the condensed consolidated balance sheets. The current and long-term portions of the related party lease liabilities as of January 31, 2026, were $1.0 million and $4.2 million, respectively, and were recognized within the current and non-current lease liability in the condensed consolidated balance sheets.

Revenue

For the three months ended April 30, 2026, and 2025, one of the Company’s subsidiaries generated revenue of $1.2 million and $0.1 million, respectively, for services rendered to YouVersion, an entity of which a member of the Company’s board of directors is also the chief executive officer.

For the three months ended April 30, 2026 and 2025, one of the Company’s subsidiaries generated revenue of $1.0 million and $0.6 million, respectively, for services provided to Come and See, an entity in which the chairman of its board is one of the subsidiary’s board members.

For the three months ended April 30, 2026 and 2025, one of the Company’s subsidiaries generated revenue of $0.2 million and nil for services provided to Foundation for Healthy Relationships, an entity in which a member of the board also serves on the board of the subsidiary.

Vendor Agreements

For the three months ended April 30, 2026 and 2025, the Company incurred expenses of nil and $1.6 million, respectively, for strategic and executive consulting services, and nil and $1.5 million, respectively, for engineering staffing services, provided by an entity controlled by the Company’s Chief Executive Officer and accounted for as an equity method investee until its acquisition on May 31, 2025. Amounts incurred prior to the acquisition date are reflected as related-party transactions; amounts incurred during the year ended January 31, 2025, relate entirely to the pre-acquisition period. Engineering staffing services supported the development, maintenance, and enhancement of the Company’s AI platform.

17.
Net Loss Per Share and Unit Available to Stockholders and Members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively

The following table sets forth the computation of basic and diluted net loss per share and unit available to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively:

	Three Months Ended April 30,
	2026	2025
	(in thousands, except share/unit and per share and unit data)
Numerator:
Net loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(16,824)	$(26,402)
Less: Undeclared cumulative dividends on Series A Preferred Units	—	5,412
Net loss available to common stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively, basic and diluted	(16,824)	(31,814)
Denominator:
Weighted-average common shares (Class A and Class B) of Gloo Holdings, Inc. and units of Gloo Holdings, LLC used to compute net loss per unit, respectively, basic and diluted (1)	80,769,952	8,217,025
Net loss per share attributable to common stockholders of Gloo Holdings, Inc. (Class A and Class B) and units of members of Gloo Holdings, LLC, respectively	$(0.21)	$(3.87)

(1)
Included in weighted average shares of Gloo Holdings, Inc are 197,663 of exchangeable shares. Refer to Note 18, Stockholders’ Equity and Members’ Deficit

included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, for additional information.

The following potentially dilutive outstanding securities were excluded from the computation of diluted loss per share and unit available to common stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC because their effect was anti-dilutive:

	Three Months Ended April 30,
	2026	2025
Options	13,547,268	4,715,781
Warrants	199,999	1,011,333
Restricted Stock Awards	364,034	—
Restricted Stock Units	150,000	—
Exchangeable Shares	—	197,663
Series A preferred units	—	38,283,330
Total	14,261,301	44,208,107

18.
Segment Reporting

The Company operates as a single operating segment, the Gloo segment, consistent with how its Chief Operating Decision Maker (“CODM”), Chief Executive Officer, Scott Beck, reviews financial information and allocates resources. The Company primarily derives its revenue within the United States by providing a breadth of products, services and solutions to the faith-based ecosystem.

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

The following table presents the significant expenses and other segment items of the Gloo segment, as regularly reviewed by its CODM:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Revenue	$41,530	$12,302
Less:
Cost of revenue (1)	28,101	8,874
Depreciation and amortization	3,427	2,527
Hosting and software	2,123	990
Insurance	351	50
Maintenance and equipment	323	117
Outside services	(262)	1,766
Payroll and benefits	16,652	11,564
Professional services	2,508	1,695
Rent and utilities	1,063	632
Advertising and marketing	1,765	2,286
Travel and entertainment	285	793
Other operating expenses	3,935	3,085
Other segment expense (2)	(1,690)	4,881
Net loss	$(17,051)	$(26,958)

(1)
Excludes depreciation and amortization.
(2)
Other segment items primarily include interest expense; other income (expense), net; and income tax (expense) benefit as reported in its condensed consolidated statements of operations.

Major Customers

For the three months ended April 30, 2026 and 2025, no customer presented more than 10% of total revenue.

The following table sets forth the percentage of accounts receivable, net from the Company’s largest customers that exceed 10% of its total accounts receivable, net as of April 30, 2026 and 2025.

	Three Months Ended April 30,
	2026	2025
Customer A	14%	*
Customer B	*	20%
Customer C	*	12%

* Customer did not represent 10% or more of accounts receivable, net during the respective period.

19.
Subsequent Events

The Company has identified the following subsequent events.

Acquisitions

On April 12, 2026, the Company entered into an asset purchase agreement (the “Enterprisemarketdesk Agreement”) with WDMarketdesk, LLC (“Enterprisemarketdesk”) to purchase substantially all of the assets and certain liabilities of Enterprisemarketdesk (the “Enterprisemarketdesk Transaction”). On May 1, 2026, the Company closed the

Enterprisemarketdesk Transaction. Enterprisemarketdesk is a Workday Services Partner that helps organizations implement and optimize Workday through advisory and consulting services. The transaction is expected to enhance the Company’s Gloo 360 portfolio by expanding its capabilities in enterprise technology enablement, operational efficiency, and data-driven decision-making. The contractual purchase for the Enterprisemarketdesk was comprised primarily of $10.3 million of Class A common stock, $3.8 million of cash and a $3.8 million promissory note. Additionally, the sellers have the potential to earn incremental consideration up to $0.8 million based on the results Enterprisemarketdesk achieves subsequent to the Enterprisemarketdesk Transaction. Other aspects of the purchase accounting have not been finalized as of the date the financial statements were issued.

On June 7, 2026, the Company entered into an agreement to acquire the remaining 20% of outstanding equity interests of Midwestern (the “Midwestern II Acquisition”). The Company anticipates the consideration will consist of cash, promissory notes, and Company equity. The Midwestern II Acquisition will eliminate the Midwestern call-option liability and fully integrate Midwestern into Gloo’s operations. The transaction is expected to close in the second quarter of fiscal 2026.

Class B Common Stock Conversions

Between May 1, 2026 and May 29, 2026, holders of approximately 7.8 million shares of the Company’s Class B common stock converted those shares into an equivalent number of shares of Class A common stock on a one-for-one basis in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. These conversions had no impact on the Company’s total consolidated financial statements or total stockholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Gloo Holdings, LLC and its consolidated subsidiaries collectively before the Corporate Reorganization and to Gloo Holdings, Inc. and its consolidated subsidiaries after the Corporate Reorganization. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2026 (“Annual Report on Form 10-K”) filed with the SEC on April 15, 2026. Some of the information contained in this discussion and analysis, particularly information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. The section titled “Risk Factors” discusses the importance of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Gloo exists because we believe that the faith and flourishing ecosystem—among the oldest, largest and most resilient ecosystems in the world—must be connected to thrive. Our mission is to build the leading technology platform and AI infrastructure serving this ecosystem, which remains highly fragmented and materially underserved by modern technology.

At the center of the faith and flourishing ecosystem are two interconnected groups: CFLs, which serve communities directly, and NCPs, which equip the CFLs with the tools, resources and infrastructure they need to succeed. In the U.S. alone, there are estimated to be over 415,000 Christian organizations, including over 315,000 Christian congregations leading mission-driven and nonprofit work in their communities, collectively addressing some of society’s most pressing social challenges.

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

In connection with our acquisitions of Visitor Reach and Midwestern, we granted the counterparties contractual rights to repurchase a portion of the business interests that we acquired, subject to certain conditions and over specified periods. If any such repurchase rights are exercised, we may be required to unwind part or all of a completed acquisition or divest all or a portion of a completed investment, on terms that may not be favorable to us, which could result in the loss of strategic or core assets or future revenue streams. The exercise of these repurchase rights may also require us to deconsolidate such entities from our consolidated financial statements, which would adversely affect our financial condition, results of operations and prospects. For example, if all repurchase rights outstanding as of April 30, 2026, were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $4.6 million, or 11.0%, of revenue and $1.9 million, or 11.3%, of our net loss for the three months ended April 30, 2026. If all repurchase rights outstanding as of April 30, 2025 were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $0.7 million, or 5.6%, revenue and $0.3 million, or 1.3%, of our net loss for the three months ended April 30, 2025.

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

Scaling Gloo 360 to Serve Larger Organizations

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

Components of Results of Operations

For additional information concerning our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in our Annual Report on Form 10-K.

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

•
Subscription revenue, which is a component of platform revenue, includes our AI-powered technology platform Gloo 360 that helps our customers modernize core systems, unify data, improve workflows and operate more effectively. It also includes platforms that support communication and management of CFL organizations. These offerings generate revenue primarily through monthly and annual subscriptions.
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
•
Advertising revenue, which is a component of platform revenue, represents both 1) fees earned for the placement of advertisements on our and Gloo Capital Partners’ websites from third-parties that are looking to offer their products and services to mission-oriented consumers, and 2) campaign advertising placements such as direct mail, email and SMS campaigns, digital media, data and analytics, and proprietary media inventory developed specifically for Christian audiences, which enables faith-based organizations to reach audiences in trusted environments where their messages are contextually relevant.
•
Platform solutions revenue represents 1) fees from managing donor events, 2) outsourced engineering and product development consulting services revenue and 3) marketing campaign management services such as strategy and creative consulting, which enables faith-based organizations to reach audiences in trusted environments where their messages are contextually relevant. We believe that platform solutions provide valuable network capabilities that allow us to build durable customer relationships as we deliver and scale platform revenue. Platform solutions also position us to deliver those services with Gloo AI capabilities, with increasing agentic capabilities that can improve customer value and concurrently increase our margins over time.

Operating Expenses

Cost of Revenue

Cost of revenue is reported exclusive of depreciation and amortization. Cost of revenue related to subscription offerings consists primarily of software and hosting tools, salaries and wages related to employees that support the customer product, as well as customer success teams. Cost of revenue related to marketplace is comprised of raw materials, finished goods, salaries and wages related to employees in the production department, as well as rent expense and overhead. Cost of revenue related to advertising consists primarily of salaries and wages related to employees that support our advertising customers as well as costs related to advertising insertion technology tools. Cost of revenue related to platform solutions primarily consists of salaries and wages for our professional services teams as well as costs associated with supporting fundraising events such as hotel costs and speaker fees.

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

Other Expense (Income), Net

Other expense (income), net primarily consists of interest income earned on our cash and cash equivalents. For the three months ended April 30, 2026, this also included a partial refund of a one-time employee tax credit and a one time non-operating expense.

Loss (Gain) from Change in Fair Value of Financial Instruments

Loss (gain) from change in fair value of financial instruments primarily relates to mark-to-market changes on warrant and derivative instruments and the MW Call Option. For the three months ended April 30, 2025, this also included change in fair value of exchangeable shares.

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

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Revenue:
Platform revenue	$24,112	$8,495	$15,617	183.8%
Platform solutions revenue	17,418	3,807	13,611	357.5%
Total revenue	41,530	12,302	29,228	237.6%
Operating expenses:
Cost of revenue (1) (2)	28,101	8,874	19,227	216.7%
Product development (2)	3,895	5,712	(1,817)	(31.8%)
Sales and marketing (2)	9,627	7,324	2,303	31.4%
General and administrative (2)	15,220	9,942	5,278	53.1%
Depreciation and amortization	3,427	2,527	900	35.6%
Total operating expenses	60,270	34,379	25,891	75.3%
Operating loss	(18,740)	(22,077)	3,337	(15.1%)
Other (income) expense:
Interest expense	977	2,752	(1,775)	(64.5%)
Other income, net	(1,071)	(421)	(650)	154.4%
(Gain) loss from change in fair value of financial instruments	(750)	3,190	(3,940)	(123.5%)
Total other (income) expense, net	(844)	5,521	(6,365)	(115.3%)
Net loss before income taxes	(17,896)	(27,598)	9,702	(35.2%)
Income tax benefit (expense)	845	(33)	878	N/M
Income from equity method investments, net	—	673	(673)	N/M
Net loss	(17,051)	(26,958)	9,907	(36.7%)
Less: net loss attributable to noncontrolling interests	(227)	(556)	329	(59.2%)
Net loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(16,824)	$(26,402)	$9,578	(36.3%)

* N/M = not meaningful

(1)
Excludes depreciation and amortization.
(2)
Equity-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Cost of revenue (1)	$18	$9
Product development	675	530
Sales and marketing	1,276	192
General and administrative	1,780	1,452
Total equity-based compensation	$3,749	$2,183

(1)
Excludes depreciation and amortization.

Comparison of the Three Months Ended April 30, 2026 and 2025

Revenue

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Revenue:
Platform revenue	$24,112	$8,495	$15,617	183.8%
Platform solutions revenue	17,418	3,807	13,611	357.5%
Total revenue	$41,530	$12,302	$29,228	237.6%

Total revenue increased by $29.2 million, or 237.6%, for the three months ended April 30, 2026, compared to the corresponding period in 2025. This increase was driven by an increase in platform revenue of $15.6 million and an increase in platform solutions revenue of $13.6 million.

Platform revenue increased by $15.6 million, primarily due to an increase in advertising revenue of $9.9 million and an increase in subscription revenue of $5.5 million during the three months ended April 30, 2026, compared to the corresponding period in 2025. The increase in advertising revenue is primarily attributable to the acquisition of Masterworks, Incorporated (“Masterworks”), a leading marketing and fundraising firm. The increase in subscription revenue was primarily driven by the continued expansion of our Gloo 360 product offering, which enables customers to improve efficiency, strengthen system integration and accelerate digital transformation initiatives. Gloo 360 was launched during the third quarter of our fiscal year ended January 31, 2026 and, as a result, did not contribute to platform revenue during the three months ended April 30, 2025. Additionally, subscription revenue increased due to the acquisition of Igniter, which sells subscriptions to digital content, as well as price increases to Gloo workspace.

Platform solutions revenue increased by $13.6 million primarily due to the acquisitions of Gloo Capital Partners Westfall Gold, Midwestern and Masterworks, each of which contributed to our results for three months ended April 30, 2026. These Gloo Capital Partners were acquired subsequent to the corresponding period in 2025, and therefore did not contribute to the prior period’s results. Revenue attributable to Westfall Gold primarily relates to hosting donor engagement events, Masterworks contributed talent and influencer-related marketing services revenue, and Midwestern contributed outsourced engineering and development services revenue.

Operating Expenses

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Cost of revenue (1)	$28,101	$8,874	$19,227	216.7%
Product development	3,895	5,712	(1,817)	(31.8%)
Sales and marketing	9,627	7,324	2,303	31.4%
General and administrative	15,220	9,942	5,278	53.1%
Depreciation and amortization	3,427	2,527	900	35.6%
Total operating expenses	$60,270	$34,379	$25,891	75.3%

(1)
Excludes depreciation and amortization.

Cost of Revenue

Cost of revenue (exclusive of depreciation and amortization) increased by $19.2 million, or 216.7%, for three months ended April 30, 2026, compared to the corresponding period in 2025. The increase was primarily driven by higher salaries and wages of $7.6 million related to strategic acquisitions and incremental headcount supporting the launch and continued expansion of Gloo 360. Additionally, cost of revenue increased $5.8 million due to advertising-related costs associated with the acquisition of Masterworks, $3.2 million related to costs incurred at Westfall Gold associated with hosting donor engagement events and $1.8 million related to engineering costs associated with the Midwestern acquisition.

Product Development

Product development expense decreased by $1.8 million, or 31.8%, for the three months ended April 30, 2026, compared to the corresponding period in 2025. The decrease was primarily related to targeted workforce reductions to eliminate duplication, while reallocating resources to areas focused on our AI powered platform.

Sales and Marketing

Sales and marketing costs increased by $2.3 million, or 31.4%, for the three months ended April 30, 2026, compared to the corresponding period in 2025. The increase was primarily driven by $3.1 million of higher compensation-related costs, including $2.5 million from continued investment in our internal marketing and enterprise sales teams to support a larger portfolio of products and enterprise contracts, and $0.6 million from the acquisitions of XRI, Westfall Gold, Midwestern and Igniter. The increase was partially offset by lower external agency fees.

General and Administrative

General and administrative expenses increased by $5.3 million or 53.1%, for the three months ended April 30, 2026, compared to the corresponding period in 2025. The increase was primarily driven by higher personnel expenses of $3.5 million, largely due to increased headcount to support expanded corporate functions as a public company and the integration of the Masterworks acquisition. We also incurred additional increases of $0.9 million of professional services fees related to incremental financial reporting requirements and activities associated with the transition to operating as a public company.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.9 million, or 35.6%, for the three months ended April 30, 2026, compared to the corresponding period in 2025. The increase was primarily attributable to an additional $0.6 million of amortization expense related to intangible assets acquired through Gloo Capital Partner acquisitions completed subsequent to April 30, 2025.

Other (Income) Expense

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Interest expense	$977	$2,752	$(1,775)	(64.5%)
Other income, net	(1,071)	(421)	(650)	154.4%
(Gain) loss from change in fair value of financial instruments	(750)	3,190	(3,940)	(123.5%)
Total other (income) expense, net	$(844)	$5,521	$(6,365)	(115.3%)

* N/M = not meaningful

Interest Expense

Interest expense decreased by $1.8 million, or 64.5%, for the three months ended April 30, 2026, compared to the corresponding period in 2025. The decrease was primarily due to lower outstanding debt balances following the conversion and settlement of the Senior Secured Convertible Notes in connection with our initial public offering. The Senior Secured Convertible Notes were outstanding through November 19, 2025 and were settled through the issuance of Class B common stock on November 20, 2025.

Other Income, Net

Other income, net increased by $0.7 million, or 154.4%, for the three months ended April 30, 2026, compared to the corresponding period in 2025. The increase was related to a one-time employee tax credit received during the three months ended April 30, 2026.

(Gain) Loss from Change in Fair Value of Financial Instruments

The change in fair value of financial instruments resulted in a gain of $0.8 million during the three months ended April 30, 2026, compared to a loss of $3.2 million during the corresponding period in 2025. The gain in the current period was driven by the remeasurement of our MW Call Option, which reduced the liability by $0.8 million. The loss in the prior-year period was primarily driven by the remeasurement of our MW Call Option, which increased the liability by $2.9 million.

Net Loss Before Income Taxes

Income Tax Benefit (Expense)

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands)
Income tax benefit (expense)	$845	$(33)	$878	N/M

During the three months ended April 30, 2026, we recognized income tax benefit of $0.8 million as compared to an expense of $33 thousand for the three months ended April 30, 2025. The change primarily related to our Corporate Reorganization. Prior to November 19, 2025, Gloo was treated as a partnership for U.S. Federal and certain state and local income tax purposes and, as such was generally not subject to entity-level income taxes. Following the Corporate Reorganization, we became subject to U.S. Federal and state and local income taxes.

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

Adjusted EBITDA has inherent limitations because it reflects the exercise of judgment by our management about which items to include or exclude. Accordingly, Adjusted EBITDA may not be directly comparable to similarly titled metrics used by other companies. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation provided below, as well as our condensed consolidated financial statements and related notes included elsewhere in Part I, Item 1 of this report.

We define Adjusted EBITDA as net loss adjusted to exclude (1) interest expense, (2) income tax (benefit) expense, (3) depreciation and amortization, (4) equity-based compensation, (5) (gain) loss from change in fair value of financial instruments, (6) restructuring costs, (7) loss from equity method investments, net, (8) interest income, (9) IPO related costs, (10) one-time employee tax credit, and (11) opening balance sheet adjustment subsequent to the measurement period, that are not reflective of our core operating results. The following table presents a reconciliation of net loss attributable to common stockholders and members, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA.

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net loss attributable to common stockholders and members	$(16,824)	$(26,402)
Net loss attributable to noncontrolling interests	(227)	(556)
Net loss	(17,051)	(26,958)
Adjusted to exclude:
Interest expense	977	2,752
Income tax (benefit) expense	(845)	33
Depreciation and amortization	3,427	2,527
Equity-based compensation	3,749	2,183
(Gain) loss from change in fair value of financial instruments	(750)	3,190
Restructuring costs	74	—
Loss from equity method investments, net	—	(674)
Interest income	(368)	(61)
IPO related costs	—	502
One-time employee tax credit	(1,191)	—
Opening balance sheet adjustment subsequent to the measurement period	471	—
Adjusted EBITDA	$(11,507)	$(16,506)

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

As of April 30, 2026, we held cash and cash equivalents of $33.0 million and had an accumulated deficit of $56.9 million.

Our primary funding requirements are for our ongoing business operations, outstanding debt obligations, business acquisitions, and strategic investments. The principal amount of our outstanding consolidated debt aggregated to $34.9 million, of which $17.8 million is classified as current in our condensed consolidated balance sheet. As of April 30, 2026, we had $13.1 million principal outstanding under our Senior Secured Promissory Notes. We do not have any available borrowing capacity on existing debt instruments.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,100)	$(21,164)
Investing activities	(5,474)	(6,278)
Financing activities	(1,770)	20,296
Effect of exchange rate changes on cash and cash equivalents	12	(271)
Net increase in cash, cash equivalents, and restricted cash	$(24,332)	$(7,417)

Operating Activities

Net cash used in operating activities was $17.1 million for the three months ended April 30, 2026, compared to $21.2 million for the corresponding period in 2025. The decrease in cash used in operating activities of $4.1 million was primarily attributable to a decrease in net loss of $9.9 million, which was offset by a net decrease in non-cash charges of $1.3 million for the three months ended April 30, 2026, compared to the corresponding period in 2025, and by changes in working capital.

Investing Activities

Net cash used in investing activities was $5.5 million for the three months ended April 30, 2026, compared to $6.3 million for the corresponding period in 2025. The $0.8 million decrease in cash used was primarily driven by lower acquisition-related payments of $1.9 million, partially offset by an increase in purchases of property and equipment of $0.6 million.

Financing Activities

Net cash used in financing activities was $1.8 million for the three months ended April 30, 2026, compared to net cash provided by financing activities of $20.3 million for the corresponding period in 2025. The $22.1 million decrease in net cash was primarily driven by $1.8 million from payments on debt during the three months ended April 30, 2026, compared to $20.0 million of net proceeds from debt for the three months ended April 30, 2025.

Emerging Growth Company Status

As an emerging growth company (EGC), the JOBS Act, Section 107, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act for the implementation of new or revised accounting standards and as a result of this election, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last date of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year in which the fifth anniversary of our IPO occurred, or January 31, 2031.

Off-Balance Sheet Arrangements

We do not have nor do we enter into off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2026 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified three material weaknesses in our internal control over financial reporting relating to:

•
an ineffective information technology general control environment due to improper logical access, change management and computer operations controls within (1) certain enterprise resource planning systems (“ERPs”), (2) other third-party financial systems integrated to these ERPs and utilized for financial reporting purposes and (3) internally developed systems used for financial reporting purposes;
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

Management’s Plan to Remediate the Material Weaknesses

Management is devoting time, attention and resources to remediate the material weaknesses and strengthen our control environment. We have developed a remediation plan that includes:

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

We are in the process of implementing remediation plans to address these material weaknesses. However, we cannot guarantee that these remediation efforts will be successful or that additional material weaknesses will not be identified in the future. We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, and these material weaknesses continue to exist as of the date of this report. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Changes in Internal Control over Financial Reporting

We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended January 31, 2026. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks occur, our business, results of operations, financial condition and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This report also includes forward-looking statements that involve risks and uncertainties. Our actual results may differ substantially from those discussed in the forward-looking statements as a result of factors that are described below and elsewhere in this report or other risks that we currently deem immaterial or that may be unknown to us. Our fiscal year ends on January 31, and the years ended January 31, 2024, 2025, 2026 and 2027 are referred to herein as “fiscal 2023”, “fiscal 2024”, “fiscal 2025” and “fiscal 2026” respectively.

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

As of April 30, 2026, we held cash and cash equivalents of $33.0 million and had an accumulated deficit of $56.9 million. Additionally, since our inception, we have generated significant operating losses and we incurred net losses of $158.7 million and $85.8 million and used $80.5 million and $46.1 million of cash in operating activities for the years ended January 31, 2026 and 2025, respectively. We incurred a net loss of $17.1 million and used $17.1 million of cash in operating activities for the three months ended April 30, 2026. Our management assessed our current financial condition, characterized by recurring operating losses, negative cash flows, limited liquid resources and dependence on external financing, as well as the funds required to execute our business plan over the evaluation period. Based on these factors, our management has concluded there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date the financial statements as of and for the three months ended April 30, 2026, are available to be issued. Because it is not possible at this time to predict the outcome of future equity placements or additional borrowings, substantial doubt remains regarding our ability to continue as a going concern during the following year.

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

In fiscal 2023 and fiscal 2024, we acquired or invested in, among others, Outreach and Visitor Reach. For additional details about those acquisitions and investments, see Note 4, Business Combinations, and Note 5, Equity Method Investments, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2026. In fiscal 2025, we acquired or invested in Barna, Carey Nieuwhof Communications Ltd., Servant, Masterworks, Creative Group, LLC and its wholly-owned subsidiaries, XRI Global, Inc. (“XRI”) and Westfall Group Inc. (“Westfall Group”), obtained control of Midwestern, thereby consolidating Midwestern, and acquired the remaining 56.8% of Sermons Tech. For additional details, see Note 4, Business Combinations, and Note 5, Equity Method Investments, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2026. We expect to continue to pursue strategic acquisitions and investments intended to enhance and grow our platform and business. In evaluating and determining the purchase price for a prospective acquisition or investment, we estimate future revenues and profits based largely on historical financial performance and expected future contribution value to our platform. Following a transaction, the business we acquired or invested in may not perform as we expected and the anticipated benefits of the transaction, including our revenue or return on investment assumptions, may not be fully realized or at all. For example, for fiscal 2024, primarily because of delays in executing on strategic initiatives related to our Outreach acquisition consummated during fiscal 2023, we recorded a $27.8 million impairment charge to goodwill. For additional details about the impairment charge recorded to goodwill, see Note 11, Goodwill, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2026.

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

In February 2025, we acquired a 49% equity interest in Barna Holdings LLC (“Barna”). Under the organizational documents of Barna and an employment agreement with one of its executives, if such executive is terminated under certain conditions and circumstances, we may be obligated to acquire the remaining ownership interest in Barna at fair market value as determined by an independent qualified appraiser. Such acquisition may occur at a time or on terms that we do not believe to be favorable to us and may require us to make a significant unplanned capital expenditure. Such acquisition could materially affect our liquidity, require us to raise additional capital and divert management attention, each of which could materially adversely affect our financial condition and results of operations.

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

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance and security of our technology systems and those of third parties, including data center hosting facilities, that we use in our operations. These systems may be subject to damage or interruption, including from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures and cybersecurity breaches and incidents. We believe the risk of us suffering physical- and cyber-attacks is uniquely heightened due to our close affiliation with the faith and flourishing ecosystem. Interruptions in these systems, or with the internet in general, could leave our service unavailable or degraded, or otherwise hinder our ability to deliver our platform offerings to our customers. Service interruptions, errors in our software or the unavailability of technology systems used in our operations could diminish the overall attractiveness of our platform offerings to existing and potential customers. Such systems are also vulnerable to cybersecurity breaches and incidents, including cyber-attacks such as computer viruses, denial-of-service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to obtain our data (including customer and corporate information) or technology (including digital content assets), disrupt our service or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. To date, hackers have not had a material impact on our service or systems; however, there can be no assurance that hackers may not be successful in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operations.

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

While we take steps to mitigate such risks, we cannot guarantee that those steps will be effective or sufficient to protect us from liability or to minimize our costs. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business, financial condition and results of operations. For example, we take steps to avail ourselves of the safe harbor for copyright infringement under the Digital Millennium Copyright Act of 1998 (“DMCA”). The DMCA is intended, among other things, to reduce the liability of online service providers with respect to user-uploaded content. Under the DMCA there are safe harbors for copyright infringement available for online service providers that provide specific services, if they take certain affirmative steps as required under the DMCA. The applications and interpretations of the statutory requirements of the DMCA are evolving and may be modified by court rulings and industry practice. We therefore cannot guarantee that we will meet the safe harbor requirements of the DMCA, despite our efforts to do so. If we fail to comply with such statutory requirements or if the interpretations of the DMCA change, we may be subject to liability for copyright infringement resulting from our hosting and distribution of user-generated content.

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

In the United States, privacy and cybersecurity laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (“CCPA”) and other state and federal laws relating to privacy and cybersecurity. The CCPA requires covered companies to make certain disclosures to California consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information to third parties, and provides a private right of action and statutory damages for data breaches. The California Privacy Rights Act of 2020 (“CPRA”), which took effect on January 1, 2023, amended the CCPA by imposing additional requirements, including granting California residents the ability to limit the use of their Sensitive Information, imposing penalties for violations concerning California residents under the age of 16, and establishing the California Privacy Protection Agency to implement and enforce the law. While the CPRA regulations introduced more stringent requirements, many of these regulations lack significant enforcement history, creating uncertainty and compliance challenges.

The enactment of the CCPA has spurred a wave of similar legislative developments in other states, resulting in a complex patchwork of overlapping but sometimes differing privacy laws. For example, Virginia, Colorado, Utah and Connecticut have enacted general privacy laws that became effective in 2023; Florida, Montana, Oregon and Texas have enacted privacy laws that became effective in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have enacted privacy laws that became effective in 2025; Indiana, Kentucky and Rhode Island have enacted privacy laws that have become effective in 2026; and Alabama and Oklahoma have enacted privacy laws that become effective in 2027. Each of these laws imposes unique compliance requirements and creates additional challenges for maintaining consistency across jurisdictions. At the federal level, there is ongoing discussion about the possibility of comprehensive privacy legislation. However, no uniform standard has been enacted, and state-level activity continues to shape the regulatory landscape. The evolving nature of privacy and cybersecurity laws increases our compliance costs and potential liability as we navigate variations in requirements across jurisdictions.

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

We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, and these material weaknesses continued to exist as of April 30, 2026. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

As a result of becoming a public company, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. To date, we have had limited financial and accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. In connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, we identified material weaknesses in our internal control over financial reporting that could adversely affect our ability to accurately and timely report our financial results, and these material weaknesses continued to exist as of April 30, 2026.

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

As of January 31, 2026, we had approximately $22.3 million and $10.6 million of federal and state net operating loss carryforwards (“NOLs”), respectively. All of these NOLs carryforward indefinitely. The amount of federal NOLs arising in taxable years beginning after December 31, 2017, that we are permitted to deduct in a taxable year is limited to 80% of our federal taxable income in each such year to which the NOLs are applied. Similar limitations may apply to our state NOLs. Utilization of our NOLs and certain other tax attributes depends on many factors, including us attaining profitability, which cannot be assured. Due to our cumulative losses, we have recorded a full valuation allowance against our NOLs as of January 31, 2026.

In addition, our ability to utilize our federal NOLs and certain other tax attributes, may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). These limitations apply if we experience an “ownership change,” which generally occurs if one or more stockholders who own at least 5% of our stock increase their ownership (by value) by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state and local tax laws.

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

Risks Related to Ownership of Our Class A Common Stock

Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates control a majority of the voting power of our outstanding capital stock and this limits other stockholders' ability to influence or direct the outcome of key corporate actions and transactions, including a change in control.

Our publicly traded Class A common stock entitles each holder to one vote per share. Our co-founder, president and chief executive officer, Mr. Beck, and his affiliates hold shares of Class B common stock that are entitled to ten votes per share.

As of May 29, 2026, the shares beneficially owned by Mr. Beck represented a majority of the aggregate voting power of our outstanding common stock. As a result, for the foreseeable future, Mr. Beck will be able to significantly influence or control all matters requiring approval by our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major transaction requiring stockholder approval. Mr. Beck may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of influence will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the trading price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Additionally, future transfers by holders of our Class B common stock will generally result in those shares converting into our Class A common stock, subject to limited exceptions. The conversion of our Class B common stock to our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares in the long term. As a result, it is possible that one or more holders of our Class B common stock, including Mr. Beck, could gain additional control as other holders of our Class B common stock sell or otherwise convert their shares into our Class A common stock. In addition, the conversion of our Class B common stock into our Class A common stock will dilute holders of our Class A common stock, including holders of shares purchased in our IPO, in terms of their voting power within our Class A common stock.

Although we do not expect to rely on the “controlled company” exemption under the rules and regulations of the Nasdaq Stock Market, we have the right to use such exemption and therefore could in the future avail ourselves of certain reduced corporate governance requirements.

Mr. Beck holds a majority of the aggregate voting power of our outstanding common stock and we may be considered to be a “controlled company” as that term is set forth in the rules and regulations of the Nasdaq Stock Market. Under these rules, a company of which more than 50% of the voting power is held by a person or group of persons acting together is a “controlled company” and may elect not to comply with certain rules and regulations of the Nasdaq Stock Market regarding corporate governance, including:

•
the requirement that a majority of its board of directors consist of independent directors;
•
the requirement that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with board resolutions or a written charter, as applicable, addressing the nominations process and related matters as required under the federal securities laws; and
•
the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company,” we do not currently expect to rely on these exemptions and intend to fully comply with all corporate governance requirements under the rules and regulations of the Nasdaq

Stock Market. However, if we were to rely on some or all of these exemptions in the future, you would not have the same protections afforded to stockholders of other companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market.

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
•
significant cybersecurity breaches and incidents, technical difficulties or interruptions in the availability of our platform;
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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”), may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult or delay or prevent changes in control of our management. Among other things, these provisions:

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

Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Enterprisemarketdesk Transaction

On May 1, 2026, we issued 1,536,198 shares of our Class A common stock to Enterprisemarketdesk, pursuant to an asset purchase agreement by and among the Company, Enterprisemarketdesk and Alan Corbeil dated April 12, 2026.

This issuance was exempt from registration in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended April 30, 2026, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gloo Holdings, Inc.	10-Q	001-42964	12/23/2025
3.2	Amended and Restated Bylaws of Gloo Holdings, Inc.	10-Q	001-42964	12/23/2025
4.1	Form of Amended and Restated Unit Warrant	S-1	333-290930	10/17/2025
4.2	Description of Securities				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

GLOO HOLDINGS, INC.

Date: June 9, 2026	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2026	By:	/s/ Paul Seamon
Paul Seamon
Chief Financial Officer
(Principal Financial Officer)