Form 10-Q
period 2026-07-31
Gloo Holdings, Inc.
filed 2026-09-10
CIK 2069785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

p

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

As of September 10, 2026, the registrant had 40,215,326 shares of Class A common stock, par value $0.001 per share, and 51,315,715 shares of Class B common stock, par value $0.001 per share, outstanding, which excludes 298,835 shares of Class B common stock held by our consolidated, majority-owned subsidiaries, which are not entitled to vote pursuant to Section 160(c) of the Delaware General Corporation Law.

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
•
Sellers in our acquisition of Visitor Reach, LLC (“Visitor Reach”) have repurchase rights during specified periods, and any exercise of such rights could adversely affect our business, financial condition and results of operations. The existence of the repurchase rights may increase the likelihood of an impairment charge, complicate the overall integration process and decrease the benefits potentially realizable from investment synergies.
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
•
We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, and these material weaknesses continued to exist as of July 31, 2026. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	July 31,	January 31,
	2026	2026
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,282	$57,307
Restricted cash	256	255
Accounts receivable, net of allowance for credit losses of $76 and $75, respectively (1)	18,260	10,697
Inventory, net	1,102	1,397
Contract assets	726	1,259
Prepaid expenses and other current assets	7,827	4,689
Total current assets	67,453	75,604
Property and equipment, net	4,881	4,166
Capitalized software, net	32,113	30,078
ROU operating lease asset (2)	7,339	8,705
Investments	1,258	100
Other non-current assets	378	370
Intangible assets, net	38,392	37,283
Goodwill	119,320	107,353
Total assets	$271,134	$263,659

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (3)	$10,154	$9,356
Accrued compensation (4)	10,627	8,397
Accrued liabilities	6,737	6,414
Acquisition-related liabilities, current	2,292	2,056
Deferred revenue	18,072	14,581
Debt, current (5)	5,121	5,812
Lease liabilities, current (6)	1,948	1,925
Total current liabilities	54,951	48,541
Acquisition-related liabilities, non-current	709	1,346
Debt, non-current (7)	32,295	29,485
Lease liabilities, non-current (8)	5,700	7,076
Derivative liability (9)	501	399
Deferred income taxes	2,937	4,353
MW Call Option	12,540	12,858
Other non-current liabilities	1,914	1,919
Total liabilities	111,547	105,977

Commitment and Contingencies (See Note 11)

Mezzanine Equity:
Redeemable NCI	3,764	3,559
Total mezzanine equity	3,764	3,559

Stockholders' Equity:
Class A, $0.001 par value, 5,000,000,000 shares authorized, and 38,541,604 issued and outstanding as of July 31, 2026 and 11,405,352 as of January 31, 2026	39	11
Class B, $0.001 par value, 100,000,000 shares authorized, 51,816,158 issued and 51,517,323 outstanding as of July 31, 2026 and 69,465,772 issued and 69,166,937 outstanding as of January 31, 2026	52	70
Treasury stock, at cost; 298,835 Class B shares as of July 31, 2026 and January 31, 2026	(3,771)	(3,771)
Additional paid-in capital	218,912	178,619
Accumulated deficit	(78,250)	(40,119)
Accumulated other comprehensive income	182	364
Equity attributable to stockholders of Gloo Holdings, Inc	137,164	135,174
Equity attributable to noncontrolling interests	18,659	18,949
Total stockholders' equity	155,823	154,123
Total liabilities, mezzanine equity, and stockholders' equity	$271,134	$263,659

(1)
Includes related party accounts receivable of $0.4 million and $0.2 million as of July 31, 2026 and January 31, 2026, respectively.
(2)
Includes related party leases of $4.2 million and $5.1 million as of July 31, 2026 and January 31, 2026, respectively.
(3)
Includes related party accounts payable of $0.2 million and $1.0 million as of July 31, 2026 and January 31, 2026, respectively.
(4)
Includes related party accrued compensation of $0.2 million and nil as of July 31, 2026 and January 31, 2026, respectively.
(5)
Includes current debt from related parties of $3.1 million and $4.0 million as of July 31, 2026 and January 31, 2026, respectively.
(6)
Includes related party leases of $0.9 million and $1.0 million as of July 31, 2026 and January 31, 2026, respectively.
(7)
Includes non-current debt from related parties of $15.2 million and $24.5 million as of July 31, 2026 and January 31, 2026, respectively.
(8)
Includes related party leases of $3.3 million and $4.2 million as of July 31, 2026 and January 31, 2026, respectively.
(9)
Includes the derivative liability associated with non-current debt from related parties of $0.3 million and $0.3 million as of July 31, 2026 and January 31, 2026, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands, except share, per share, unit, and per unit data)
Revenue (1):
Platform revenue	$23,643	$8,746	$47,755	$17,241
Platform solutions revenue	22,930	7,427	40,348	11,234
Total revenue	46,573	16,173	88,103	28,475
Operating expenses:
Cost of revenue (2)	29,796	12,094	57,897	20,968
Product development (3)	7,113	5,018	11,008	10,730
Sales and marketing (4)	10,857	8,499	20,484	15,823
General and administrative (5) (6)	15,640	12,264	30,860	22,206
Depreciation and amortization	3,668	2,673	7,095	5,200
Total operating expenses	67,074	40,548	127,344	74,927
Operating loss	(20,501)	(24,375)	(39,241)	(46,452)
Other (income) expense:
Interest expense (7)	826	3,251	1,803	6,003
Other income, net	(226)	(52)	(1,297)	(473)
(Gain) loss from change in fair value of financial instruments	534	8,246	(216)	11,436
Loss on extinguishment of debt	—	7,473	—	7,473
Total other expense, net	1,134	18,918	290	24,439
Net loss before income taxes	(21,635)	(43,293)	(39,531)	(70,891)
Income tax benefit	470	326	1,315	293
Income from equity method investments, net	—	(1,133)	—	(460)
Net loss	(21,165)	(44,100)	(38,216)	(71,058)
Less: net income (loss) attributable to noncontrolling interests	142	(751)	(85)	(1,307)
Net loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(21,307)	$(43,349)	$(38,131)	$(69,751)

Net loss per share attributable to common stockholders of Gloo Holdings, Inc. (Class A and Class B) and units of members of Gloo Holdings, LLC, respectively	$(0.25)	$(6.45)	$(0.47)	$(10.40)
Weighted-average common shares (Class A and Class B) of Gloo Holdings, Inc. and units of Gloo Holdings, LLC used to compute net loss per share and unit, respectively, basic and diluted	84,096,399	8,217,024	81,406,063	8,217,024

(1)
Includes revenues from related parties of $2.3 million and $1.2 million for the three months ended July 31, 2026 and 2025, respectively, and $4.7 million and $1.9 million for the six months ended July 31, 2026 and 2025, respectively.
(2)
Excludes depreciation and amortization.
(3)
Includes product development expense from related parties of nil and $0.6 million for the three months ended July 31, 2026 and 2025, respectively, and nil and $2.1 million for the six months ended July 31, 2026 and 2025, respectively.
(4)
Includes sales and marketing expense from related parties of nil and $0.3 million for the three months ended July 31, 2026 and 2025, respectively, and $0.1 million and $0.3 million for the six months ended July 31, 2026 and 2025, respectively.
(5)
Includes lease expense from related parties of $0.4 million and $0.3 million for the three months ended July 31, 2026 and 2025, respectively, and $0.7 million and $0.6 for the six months ended July 31, 2026 and 2025, respectively.
(6)
Includes general and administrative expense from related parties of $0.1 million and $0.1 million for the three months ended July 31, 2026 and 2025, respectively and $0.4 million and $0.3 million for the six months ended July 31, 2026 and 2025, respectively.
(7)
Includes net charges from related parties of $0.2 million and $2.8 million for the three months ended July 31, 2026 and 2025, respectively and $0.5 million and $5.3 million for the six months ended July 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(21,165)	$(44,100)	$(38,216)	$(71,058)
Other comprehensive income (loss):
Foreign currency translation adjustments	(170)	(9)	(182)	262
Comprehensive loss	(21,335)	(44,109)	(38,398)	(70,796)
Less: comprehensive income (loss) attributable to noncontrolling interests	142	(751)	(85)	(1,307)
Comprehensive loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(21,477)	$(43,358)	$(38,313)	$(69,489)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity and Members’ Deficit

(unaudited)

	Mezzanine Equity	Stockholders' Equity
		Class A		Class B		Treasury Stock
(in thousands, except share data)	Noncontrolling Interests	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholder's Equity
Balance as of January 31, 2026	3,559	11,405,352	$11	69,465,772	$70	(298,835)	$(3,771)	$178,619	$364	$(40,119)	$18,949	$154,123
Exercise of options	—	—	—	—	—	—	—	4	—	—	—	4
Equity-based compensation	—	—	—	—	—	—	—	3,749	—	—	—	3,749
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	—	(16,824)	—	(16,824)
Net income (loss) attributable to noncontrolling interests	107	—	—	—	—	—	—	—	—	—	(334)	(334)
Balance as of April 30, 2026	3,666	11,405,352	$11	69,465,772	$70	(298,835)	$(3,771)	$182,372	$352	$(56,943)	$18,615	$140,706
Issuance of Class A common stock in connection with the follow on offering and partial greenshoe exercise, net of issuance costs	—	7,853,787	8	—	—	—	—	23,669	—	—	—	23,677
Exchange of restricted stock units for Class A common stock	—	75,000	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock due to acquisition	—	1,536,198	2	—	—	—	—	9,768	—	—	—	9,770
Conversion of Class B common stock to Class A common stock	—	17,671,267	18	(17,671,267)	(18)	—	—	—	—	—	—	—
Exercise of options	—	—	—	21,653	—	—	—	84	—	—	—	84
Equity-based compensation	—	—	—	—	—	—	—	3,019	—	—	—	3,019
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(170)	—	—	(170)
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	—	(21,307)	—	(21,307)
Net income attributable to noncontrolling interests	98	—	—	—	—	—	—	—	—	—	44	44
Balance as of July 31, 2026	3,764	38,541,604	$39	51,816,158	$52	(298,835)	$(3,771)	$218,912	$182	$(78,250)	$18,659	$155,823

	Mezzanine Equity			Members’ Deficit
	Series A Preferred Units			Common Units
(in thousands, except unit data)	Units	Amount	Noncontrolling Interests	Units	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Members’ Deficit
Balance as of January 31, 2025	37,532,207	$351,887	$—	8,201,191	$—	$23,591	$—	$(368,312)	$6,726	(337,995)
Issuance of Series A Preferred Units in connection with acquisitions and investments	387,015	4,923	—	—	—	2,503	—	—	6,472	8,975
Issuance of Barna Units Put Options	—	—	3,760	—	—	—	—	—	—	—
Repurchase of Series A Preferred Units in connection with the Servant Acquisition	(21,057)	(379)	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Units	31,672	190	—	—	—	—	—	—	—	—
Exercise of common unit options	—	—	—	15,833	—	64	—	—	—	64
Equity-based compensation	—	—	—	—	—	1,436	—	—	—	1,436
Foreign currency translation adjustment	—	—	—	—	—	—	271	—	—	271
Net loss attributable to members of Gloo Holdings, LLC	—	—	—	—	—	—	—	(26,402)	—	(26,402)
Net loss attributable to noncontrolling interests	—	—	(133)	—	—	—	—	—	(423)	(423)
Balance as of April 30, 2025	37,929,837	$356,621	$3,627	8,217,024	$—	$27,594	$271	$(394,714)	$12,775	$(354,074)
Issuance of Series A Preferred Units in connection with acquisitions and investments	215,211	2,842	—	—	—	—	—	—	7,154	7,154
Issuance of Series A Preferred Units	33,333	600	—	—	—	—	—	—	—	—
Member Advances received, net of amounts refunded	—	—	—	—	—	6,700	—	—	—	6,700
Equity-based compensation	—	—	—	—	—	1,840	—	—	—	1,840
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	—	—	(9)
Net loss attributable to members of Gloo Holdings, LLC	—	—	—	—	—	—	—	(43,349)	—	(43,349)
Net loss attributable to noncontrolling interests	—	—	(244)	—	—	—	—	—	(507)	(507)
Balance as of July 31, 2025	38,178,381	$360,063	$3,383	8,217,024	$—	$36,134	$262	$(438,063)	$19,422	(382,245)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Operating activities:
Net loss	$(38,216)	$(71,058)
Adjustments to reconcile net loss attributable to common stockholders and members to net cash used in operating activities:
Equity-based compensation expense	6,768	3,275
Depreciation and amortization	7,095	5,200
Amortization of deferred financing costs	359	1,247
Provision for expected credit losses	445	479
Lease expense	903	862
Deferred income taxes	(601)	(360)
(Gain) loss from change in fair value of financial instruments	(216)	11,436
Loss from equity method investments, net	—	106
Loss on extinguishment of debt	—	7,473
Loss on sale/disposal of PPE	2	—
Inventory reserve	(169)	—
Abandonment of capital software	190	—
Debt assumed through PIK interest	240	41
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,905)	(1,385)
Prepaid expenses and other current assets	(2,095)	232
Other non-current assets	(817)	(4,478)
Accounts payable	440	4,281
Accrued expenses and other current liabilities	1,631	163
Deferred revenue	884	(1,134)
Other non-current liabilities	103	(606)
Net cash used in operating activities	(27,959)	(44,226)
Investing activities:
Purchases of property and equipment	(1,381)	(520)
Capitalized internal-use software costs	(5,886)	(6,447)
Purchase of investments	(100)	—
Acquisitions, net of cash acquired	(3,021)	(3,765)
Net cash used in investing activities	(10,388)	(10,732)
Financing activities:
Payments on debt	(2,722)	(24)
Proceeds from debt	—	56,950
Payments of deferred financing costs	—	(73)
Payment of acquisition related liabilities	(706)	—
Proceeds from exercise of common stock and common unit options	88	64
Proceeds from Member Advances received	—	6,700
Proceeds from Series A Preferred Units issuance	—	600
Proceeds from issuance of Class A common stock upon follow on offering, net of underwriting discounts and commissions and other offering costs	23,677	—
Net cash provided by financing activities	20,337	64,217
Effect of exchange rate changes on cash and cash equivalents	(14)	(260)
Net decrease in cash, cash equivalents and restricted cash	(18,024)	8,999
Cash, cash equivalents, and restricted cash
Beginning of period	57,562	13,844
End of period	$39,538	$22,843
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,043	$2,750
Cash paid for taxes, net of refunds	55	—
Supplemental disclosure of non-cash investing and financing activity:
Conversion of accounts receivable to investments	1,058	—
Modification of operating leases	459	—
ROU assets obtained in acquisitions	—	2,206
ROU assets obtained in exchange for new lease liabilities	—	1,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOO HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.
Nature of Business

Business

Gloo Holdings, Inc., together with its consolidated subsidiaries (“Gloo” or the “Company”), provides a breadth of products, services, and solutions to the two interconnected groups at the center of the faith and flourishing ecosystem: churches and frontline organizations (CFLs), which serve communities directly, and network capability providers (NCPs), which equip the CFLs with the tools, resources and infrastructure they need to succeed. The Company’s strategy is to build the core technology infrastructure that enables CFLs and NCPs to operate more effectively, reach more people, increase their impact and facilitate more efficient exchange across the ecosystem through two core and reinforcing platform capabilities: Powering Tech and Powering Reach. By Powering Tech we help our customers modernize their technology systems, data and workflows through a trusted, AI-enabled technology platform. By Powering Reach we help our customers expand awareness, deepen engagement and increase donor support through differentiated media, marketing, fundraising and data capabilities.

The Company’s platform strategy is underpinned by its growing leadership in Applied AI for the faith and flourishing ecosystem. The Company is leveraging advances in agentic AI, foundational models and services from leading AI providers, and innovations developed across its platform to apply AI to the real operations and mission-critical activities of churches, ministries and nonprofits.

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

Restructuring

During the three months ended July 31, 2026, management approved and initiated a strategic restructuring plan designed to streamline operations and reduce operating costs and cost of revenue. The plan involved a reduction in headcount affecting multiple departments, including Gloo 360, AI, and sales and marketing, as well as the termination of a vendor contract. In connection with the restructuring plan, the Company recorded total pre-tax restructuring charges of $4.4 million during the three months ended July 31, 2026, consisting primarily of severance and related employee benefits and a $1.0 million contract termination fee. Restructuring charges for the six months ended July 31, 2026 were $4.4 million, which includes an immaterial amount related to actions initiated prior to the current plan. These charges are reflected within the Condensed Consolidated Statements of Operations as follows: $1.9 million in sales and marketing, $1.5 million in product development, $0.8 million in general and administrative, and $0.2 million in cost of revenue. The Company does not expect to incur material additional charges under this plan. The contract termination fee was paid in full during the quarter ended July 31, 2026, and no further obligation remains. As of July 31, 2026, $2.3 million of accrued severance and related benefits remained outstanding within accrued compensation on the Condensed Consolidated Balance Sheet. The components of the restructuring charges are as follows:

	THREE MONTHS ENDED JULY 31,	SIX MONTHS ENDED JULY 31,
	2026	2026
	(in thousands)
Severance and Cash Termination Benefits	$3,367	$3,367
Other Associated Exit Costs	1,008	1,081
Total Restructuring Charges	4,375	4,448

Going Concern

Since inception, the Company has incurred cumulative losses from operations. The Company has funded its operations and capital needs primarily through equity and debt financings and revenue generated from operations. The Company held cash and cash equivalents of $39.3 million and had an accumulated deficit of $78.3 million as of July 31, 2026. Additionally, the Company incurred a net loss of $38.2 million and used $28.0 million of cash in operating activities for the six months ended July 31, 2026. The Company’s plans include generating revenue through subscriptions of its expanding technology and AI offerings, increased marketplace offerings and growing advertising services, as well as seeking external sources of liquidity. If adequate funds are not available, the Company will need to raise additional funds to meet its long-term strategic plans. Management believes it will be able to obtain additional capital to fund its operations; however, there are no assurances that the Company will be able to raise additional capital on terms acceptable to the Company or at all. If such plans are not implemented on a timely basis, management may delay or modify the Company’s business plans, potentially including the timing of planned capital expenditures, development and other planned activities, all of which, individually or in the aggregate, could have material negative consequences to the Company and its financial condition, results of operations and business relationships.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gloo Holdings, Inc, its wholly-owned subsidiaries, less-than-wholly-owned subsidiaries in which the Company holds a controlling financial interest, and variable interest entities (“VIEs”) for which the Company has determined it is the primary beneficiary. The Company has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended January 31, 2026, and the related notes. Its unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The interests of the minority owners in less-than-wholly-owned subsidiaries are accounted for as non-controlling interests.

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

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as presented in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	July 31,	January 31,
	2026	2026
	(in thousands)
Cash and cash equivalents	$39,282	$57,307
Restricted cash	256	255
Total cash, cash equivalents, and restricted cash	$39,538	$57,562

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

Accounting pronouncements not yet adopted

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The amendments in this ASU enhance the codification by clarifying, correcting, and making minor improvements to guidance for easier application for companies. The amendments in this ASU include 33 revisions and are varied in nature. Entities are required to apply the amendments to ASC 260, Earnings per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company has determined that it holds the power to direct the activities that most significantly impact Visitor Reach’s economic performance while the VR Call Options remain outstanding and are not yet exercisable. However, the Company will reassess whether it remains the primary beneficiary of the VIE when the VR Call Options become exercisable in December 2027. As of July 31, 2026, the Company continues to hold the majority of issued and outstanding equity units of Visitor Reach and reports a non-controlling interest. See Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.

As of July 31, 2026, Visitor Reach had total assets and total liabilities included on the consolidated balance sheet of $10.1 million and $1.8 million, respectively, and $9.9 million and $1.2 million, respectively, as of January 31, 2026. Visitor Reach’s assets consisted primarily of capitalized software and goodwill.

Barna

In February 2025, the Company acquired 49.0% of the equity ownership of Barna Holdings LLC (“Barna”), and a majority voting interest in Barna, to build on prior collaborations and expand the Company’s offerings. Barna is a research and strategy consulting firm specializing in church engagement, leadership development, cultural analysis, and generational insights.

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

Total assets and liabilities included on the consolidated balance sheet for Barna were $10.4 million and $1.7 million as of July 31, 2026, respectively, and $10.3 million and $2.1 million as of January 31, 2026, respectively. Barna’s assets consisted primarily of intangible assets related to customer relationships, trademarks, and goodwill, further supporting the fact that Barna requires ongoing assistance from the Company to finance its operations and support its existing obligations.

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

Subsequent adjustment of the amount presented in temporary equity is currently not required because it was not probable that the instrument will become redeemable. If and when the redemption becomes probable, the Company will record adjustments to bring the carrying value to redemption value. Adjustments of redeemable non-controlling interest to its redemption value are recorded through additional paid-in capital. Total redeemable non-controlling interest was $3.8 million and $3.6 million as of July 31, 2026 and January 31, 2026, respectively. Net income attributable to redeemable non-controlling interest was $0.1 million and $0.2 million for the three and six months ended July 31, 2026, respectively, compared to net loss attributable to redeemable non-controlling interest of $0.2 million and $0.4 million for the three and six months ended July 31, 2025, respectively.

Sermons Tech

Prior to the Sermons Tech Acquisition as described in Note 4, Business Combinations in its Annual Report on Form 10-K for the year ended January 31, 2026, the Company accounted for its investment in Sermons Tech, LLC (“Sermons Tech”) under the equity method of accounting, as it determined it had significant influence over Sermons Tech’s financial and operating policies. However, the Company did not have the power to direct the activities that most significantly impact Sermons Tech’s economic performance; therefore, the Company was not the primary beneficiary of the entity prior to the date of acquisition.

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

The Company has determined that it is impracticable to reasonably determine Sermons Tech’s stand-alone balance sheet amounts as of July 31, 2026, and its revenues and net income since the acquisition date due to the integration of general corporate functions upon acquisition. Refer to the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, for additional information.

4.
Business Combinations

See Note 4, Business Combinations, to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended January 31, 2026.

EMD Acquisition

On April 12, 2026, the Company entered into an asset purchase agreement with WDMarketdesk, LLC (“EMD” and the transaction, the “EMD Acquisition”) to purchase substantially all of the assets and assume certain liabilities of EMD. The EMD Acquisition closed on May 1, 2026.

EMD is a Workday Services Partner that helps organizations implement and optimize Workday through advisory and consulting services. The acquisition is expected to enhance the Company’s Gloo 360 portfolio by expanding its capabilities in enterprise technology enablement, operational efficiency, and data-driven decision-making. By helping to modernize work for customers through forward-deployed engineering and agentic AI, the Company expects to deliver better outcomes for its customers.

The contractual purchase price of $17.3 million, which is still subject to net working capital adjustments, was adjusted to the acquisition date fair value of $16.8 million, with the difference pertaining to an adjustment to the closing date fair value of equity consideration. The as-adjusted purchase price consisted of the following:

Estimated Fair Value
(in thousands)
Cash Consideration	$3,021
Equity Consideration	9,770
Contingent Consideration	230
EMD Promissory Note	3,750
Fair value of total consideration transferred	$16,771

The equity consideration transferred in the EMD Acquisition, consists of 1,536,198 shares of Class A common stock with an aggregate fair value of $9.8 million.

The EMD Acquisition includes a contingent consideration arrangement that requires an additional cash consideration payment of up to $0.75 million if certain future revenue targets are met. The arrangement provides for two annual measurement periods: the first being the trailing twelve months following the closing date, and the second being the trailing twelve months following the first anniversary of the closing date. The maximum potential payout is $0.5 million for the initial period and $0.25 million for the second period. The payments are subject to a formula based on the revenue performance of EMD during each respective period. The fair value of the contingent consideration recognized on the acquisition date of $0.2 million was estimated by applying a Monte Carlo Simulation approach. As of July 31, 2026, contingent consideration was included in acquisition-related liabilities. The EMD Promissory Note was recorded at acquisition date fair value and is further described in Note 12.

The Company incurred an immaterial amount of transaction-related costs, which were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations.

Equity Consideration, Contingent Consideration and the EMD Promissory Note represent non-cash investing and financing activities on the Condensed Consolidated Statements of Cash Flows.

The EMD Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The Company was identified as the accounting acquirer in the transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the EMD Acquisition closing date.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Refer to Note 6, Fair Value Measurements for additional information. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparable equity valuations, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

The Company engaged an independent third-party valuation firm to assist in determining the fair value of the transaction, including intangible assets, debt, and contingent consideration.

The excess of the consideration transferred over the fair value of the identifiable assets acquired, net of liabilities assumed, was recognized as goodwill. This goodwill primarily reflects the revenue-driven synergies expected from integrating EMD’s established marketing capabilities with the Company’s existing portfolio of offerings.

The allocation of the purchase price and the estimated fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Identified assets and liabilities:
Accounts receivable	2,058
Prepaid expenses and other assets	47
Trademarks	700
Customer relationships	3,200
Accounts payable	(851)
Deferred Revenue	(503)
Total identifiable net assets acquired	4,651
Goodwill	12,120
Consideration transferred	$16,771

The resulting goodwill of $12.1 million is expected to be deductible for income tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the EMD Acquisition includes, but is not limited to: (1) the expected synergies EMD will bring to the Company’s portfolio while also unlocking new opportunities for growth, and (2) any intangible assets that do not qualify for separate recognition, such as the assembled workforce of EMD.

The Company recorded finite-lived intangible assets related to customer relationships and trademarks. The fair value of the customer relationships was determined using the multi-period excess earnings method under the income approach, and the fair value of the trademark was determined using the relief from royalty rate method under the income approach. The newly recognized intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated fair values and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Estimated Useful Life	Estimated Fair Value
		(in thousands)
Trademarks	7 years	$700
Customer Relationships	12 years	3,200
		$3,900

Contract assets and liabilities were recorded under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) in accordance with ASU No. 2021-08; therefore, adjustments in contract assets and liabilities related to the estimated fair values of the acquired contract assets and liabilities were not required.

For the three and six months ended July 31, 2026, the Company’s consolidated results included $4.0 million of EMD’s revenue and $0.2 million of EMD’s net income.

Supplemental Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the consolidated results of operations of the Company combined with the historical results of subsidiaries acquired subsequent to the start of the three and six months ended July 31, 2026 and 2025, on a pro forma basis, as if each acquisition had occurred at the beginning of the most recently completed fiscal year preceding its respective acquisition:

Pro Forma (unaudited) (in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenue	$46,573	$29,025	$92,799	$57,330
Net loss	$(21,165)	$(43,855)	$(38,243)	$(70,973)

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

5.
Revenue

As of February 1, 2026 the Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company elected the practical expedient for estimating expected credit losses on certain current accounts receivable and contract assets which allows entities to assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. The Company applied this guidance prospectively, and the adoption did not have a material impact on the Company's condensed consolidated financial statements.

Contract Assets, Deferred Revenue and Remaining Performance Obligations

For transactions in which payment has been received and there is an outstanding performance obligation, the associated revenue is recorded as deferred revenue and recognized once such obligation is fulfilled.

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods (in thousands):

	For the Six Months Ended July 31,		For the Three Months Ended July 31,
	2026	2025	2026	2025

Deferred revenue at the end of the prior year, or at acquisition per the opening balance sheet	$14,581	$3,725	$13,423	$5,223
Revenue recognized during the current period included in beginning balance, post eliminations	(13,659)	(2,577)	(11,109)	(2,555)
Deferred revenue during the period	17,150	4,473	15,758	2,953
Ending Balance	18,072	5,622	18,072	5,622

The following table provides information about the balances of and changes to contract assets for the following periods (in thousands):

	As of July 31, 2026	As of January 31, 2026
Contract Assets (in thousands)
Balance, beginning of period	$1,259	$—
Balance, end of period	726	1,259

As of July 31, 2026, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied was approximately $46.8 million. The Company expects to recognize approximately $24.5 million of the remaining performance obligations as revenue over the next 12 months, which primarily relates to platform solutions performance obligations and subscription contracts. The remaining balance of approximately $22.3 million relates primarily to subscription contracts and is expected to be recognized as revenue primarily over the next 24 months. These amounts represent Management’s estimates of revenue expected to be recognized in future periods and are subject to change, including as a result of contract modifications, terminations, or changes in scope.

Significant Payment Terms

The Company enters into contracts that are typically one year in length or less with payments required up front on either an annual or monthly basis. The Company has applied the practical expedient to not adjust the consideration for the effects of a significant financing component for these contracts because the period between the transfer of the promised service and the payment is one year or less. For contracts that extend beyond 12 months, the Company delivers its services once it receives up-front payment, thus not meeting the definition of a significant financing component.

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

Revenue Recognition

The Company derives its revenue primarily from platform revenue and platform solutions revenue. The Company’s primary revenue streams were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Subscription revenue	$10,989	$3,248	$19,516	$6,270
Marketplace revenue	2,079	2,176	7,039	6,935
Advertising revenue	10,575	3,322	21,200	4,036
Platform revenue	23,643	8,746	47,755	17,241
Platform solutions revenue	22,930	7,427	40,348	11,234
Total revenue	$46,573	$16,173	$88,103	$28,475

Disaggregation of Cost of Revenue (exclusive of depreciation and amortization)

The Company disaggregates cost of revenue based on whether the cost is attributable to services rendered, tangible products, and other indirect costs. The breakdown of cost of revenue (exclusive of depreciation and amortization) is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Subscription revenue costs	$2,324	$1,720	$4,911	$3,608
Marketplace revenue costs	1,642	2,403	5,014	6,213
Advertising revenue costs	8,922	2,241	16,133	2,964
Platform revenue costs	12,888	6,364	26,058	12,785
Platform solutions revenue costs	16,908	5,730	31,839	8,183
Total cost of revenue (1)	$29,796	$12,094	$57,897	$20,968

(1) Excludes depreciation and amortization.

6.
Fair Value Measurements

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuations:

	July 31, 2026
	(in thousands)

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$501	$501
MW Call Option	—	—	12,540	12,540
Total	$—	$—	$13,041	$13,041

`	January 31, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$399	$399
MW Call Option	—	—	12,858	12,858
Total	$—	$—	$13,257	$13,257

Derivative Liability

As a result of features embedded in the secured promissory notes (“Senior Secured Promissory Notes”), the Company recognized embedded derivative liabilities as of July 31, 2026 and January 31, 2026. The derivative liability associated with the Senior Secured Promissory Notes is classified as a non-current liability in the condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026.

The Company recognized losses of $0.1 million related to the change in fair value of the derivative liabilities during both the three and six months ended July 31, 2026, which was recorded in (Gain) loss from change in fair value of financial instruments. There were no other components to the change in its fair value during the three and six months ended July 31, 2026. During the three and six months ended July 31, 2025, the Company recognized a gain of $0.3 million and gain of $0.4 million, respectively. The Company estimated the fair value of the derivative liabilities using the “With and Without” method, which involves modeling the expected cash flows to the noteholder under both default and non-default scenarios and measuring the fair value differential between a note with and without the embedded features. The valuation of the derivative liabilities incorporated significant unobservable inputs, including the timing and probability of potential liquidity events, discount rate, illiquidity discount, and expected volatility. Other inputs include prevailing interest and risk-free rates, which are not considered significant unobservable estimates.

Midwestern Call Option

The Company recognized a loss of $0.4 million and gain of $0.3 million related to the change in fair value of the freestanding call option agreement (“MW Call Option”) during the three and six months ended July 31, 2026, respectively, which was recorded in (Gain) loss from change in fair value of financial instruments. There were no other components to the change in its fair value during the three and six months ended July 31, 2026. During the three and six months ended July 31, 2025, the Company recognized a gain of $0.1 million and loss of $0.5 million, respectively. The Company estimated the fair value of the MW Call Option using a Monte Carlo simulation, using a correlation between the Company’s equity value and Midwestern’s equity value. The valuation of the MW Call Option incorporated significant unobservable inputs, including the starting equity value of Midwestern, the correlation coefficient, dividend yield, and credit-risk-adjusted discount rate. Although some observable inputs were used in the fair value determination, primarily the equity value of the Company and the risk-free rate, the unobservable inputs are significant to the determination of fair value and, accordingly, the Company has classified the MW Call Option as a Level 3 fair value liability.

7.
Capitalized Software, Net

Capitalized software consisted of the following as of July 31, 2026 and January 31, 2026;

	July 31, 2026	January 31, 2026
	(in thousands)
Capitalized software	$57,149	$51,717
Less: accumulated amortization	(25,036)	(21,639)
Capitalized software, net	$32,113	$30,078

Amortization expense, which is included in depreciation and amortization in the condensed consolidated financial statements of operations, totaled $1.9 million and $1.6 million for the three months ended July 31, 2026 and 2025, respectively. Amortization expense totaled $3.7 million and $3.3 million for the six months ended July 31, 2026 and 2025, respectively.

8.
Intangible Assets, Net

Intangible assets consisted of the following as of July 31, 2026 and January 31, 2026:

	July 31, 2026
	(in thousands)
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	4-16 years	$30,295	$(5,921)	$24,374
Developed technology	5-6 years	4,260	(1,361)	2,899
Tradenames	6-16 years	12,707	(1,588)	11,119
Total		$47,262	$(8,870)	$38,392

	January 31, 2026
	(in thousands)
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	4-16 years	$27,095	$(4,126)	$22,969
Developed technology	5-6 years	4,260	(949)	3,311
Tradenames	6-16 years	12,033	(1,030)	11,003
Total		$43,388	$(6,105)	$37,283

Amortization expense was $1.5 million and $0.8 million for the three months ended July 31, 2026 and 2025, respectively. Amortization expense was $2.8 million and $1.5 million for the six months ended July 31, 2026 and 2025, respectively.

9.
Goodwill

The following table reflects the changes in the carrying amount of goodwill during the six months ended July 31, 2026:

(in thousands)
Balance, January 31, 2026	$107,353
Acquired goodwill	12,120
Effect of foreign currency exchange rates	(153)
Balance, July 31, 2026	$119,320

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

The components of lease costs, lease term, and discount rate for operating leases are as follows for the three and six months ended July 31, 2026 and 2025:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Operating lease costs	$228	$448	$903	$763
Variable lease costs	138	67	308	122
Total lease cost	$366	$515	$1,211	$885

Weighted Average Remaining Lease Term	3.61	4.08	3.61	4.08
Weighted Average Discount Rate	11.27%	11.24%	11.27%	11.24%

As of July 31, 2026 and January 31, 2026, the weighted average remaining lease term was 3.61 years and 4.08 years, respectively, and the weighted average discount rate was 11.27% and 11.24%, respectively.

Supplemental balance sheet information related to operating leases consisted of the following as of July 31, 2026 and January 31, 2026:

	July 31, 2026	January 31, 2026
	(in thousands)
Operating lease ROU assets – related parties	$4,166	$5,074
Operating lease ROU assets – third parties	3,173	3,631
Total operating lease ROU assets	$7,339	$8,705

Operating lease liabilities – related parties	$4,264	$5,153
Operating lease liabilities – third parties	3,384	3,848
Total operating lease liabilities	$7,648	$9,001

Supplemental cash flow information related to operating leases were as follows:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Cash payments for operating leases	$1,333	$668

As of July 31, 2026, the future maturities of long-term operating lease liabilities are as follows:

Maturity of Operating Lease Liabilities
Year Ending January 31:	(in thousands)
2027 (remaining)	$1,347
2028	2,668
2029	2,545
2030	1,635
2031	1,108
Total	9,303
Less: imputed interest	(1,655)
Present value of lease liabilities	7,648
Less: current obligations	(1,948)
Long-term obligations under leases	$5,700

11.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation related to claims arising out of operations in the normal course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of July 31, 2026, and through the date these condensed consolidated financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the condensed consolidated financial statements.

12.
Debt

The carrying value of the Company’s non-current debt was as follows for the periods presented:

Instrument	Maturities	July 31, 2026	January 31, 2026
		(in thousands)
PPP loans	—	$854	$887
Senior Secured Promissory Notes	April 23, 2028	13,234	12,994
Midwestern Notes	Varied	8,872	9,901
Igniter Promissory Note	July 30, 2030	5,748	6,333
EMD Promissory Note	April 30, 2029	3,750	—
Other notes payable	Varied	5,836	6,419
Total		38,294	36,534
Less: unamortized discount and issuance costs		(878)	(1,237)
Less: amounts due within one year		(5,121)	(5,812)
Total debt, non-current		$32,295	$29,485

As of July 31, 2026, future principal payments for the Company’s long-term debt are as follows:

Year Ending January 31:	(in thousands)
2027 (remaining)	$2,694
2028	5,243
2029	18,571
2030	5,009
2031	1,599
Thereafter	5,178
Total	$38,294

Paycheck Protection Program Loan

During the year ended January 31, 2021, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $4.9 million. During the year ended January 31, 2022, the Small Business Administration claimed that the Company did not qualify for forgiveness for $1.0 million of the PPP loan. In September 2024, the Company agreed on a payment plan with the SBA to pay the loan in 180 equal monthly installments starting September 25, 2024. As of July 31, 2026, the balance for the PPP loan continued to be reflected as a liability on the condensed consolidated balance sheet. The effective interest rate of the PPP loan was 0.0% during the six months ended July 31, 2026 and 2025.

Senior Secured Promissory Notes

On April 23, 2024, the Company entered into a promissory note purchase agreement (the “Note Purchase Agreement”) authorizing the issuance of up to an aggregate principal amount of $70.0 million in Senior Secured Promissory Notes. The Company issued $60.7 million of Senior Secured Promissory Notes to the Purchasers, including related parties, during the year ended January 31, 2025. There were no issuances during the three or six months ended July 31, 2026. The Senior Secured Promissory Notes issued to one of the Purchasers are personally guaranteed by the Company's principal stockholders, Scott and Theresa Beck. For more information on related party debt refer to Note 16, Related Party Transactions.

The Senior Secured Promissory Notes bear interest at a variable rate equal to the higher of 1-Month secured overnight financing rate (“SOFR”) or 1.0%, plus 8.0% per annum. Interest is payable quarterly in arrears, comprising 8.0% cash interest and the remainder as payment-in-kind (“PIK Interest”). If an event of default occurs (as defined in the Note Purchase Agreement) and the Purchaser elects to continue holding the Senior Secured Promissory Notes, the notes will automatically bear interest at a rate that is 5.0% per annum higher than the rate otherwise applicable.

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

On June 23, 2025, the Company entered into an amended and restated note purchase agreement (“Amended NPA”) and provided Purchasers with the option to exchange their existing Senior Secured Promissory Notes for senior secured convertible notes under the Amended NPA (the “Senior Secured Convertible Notes”). In comparison to the original agreement, the Amended NPA (1) increased the aggregate principal capacity to $130.0 million; (2) revised certain default covenants; (3) introduced a new mandatory conversion feature that automatically converts the Senior Secured Convertible Notes into common stock at a per share conversion price equal to the lesser of (i) 80% of the public offering price of a qualified Initial Public Offering (“IPO”) or (ii) $30.00; and (4) cancelled the Warrants for all holders exchanging their Senior Secured Promissory Notes for Senior Secured Convertible Notes. Purchasers that elected not to participate in the Senior Secured Convertible Notes maintained their Warrants with no modifications to their terms. As part of the Amended NPA, all but two Purchasers participated in the exchange of Senior Secured Promissory Notes for Senior Secured Convertible Notes, exchanging $50.6 million of outstanding principal and canceling $3.9 million of Warrants. Two Warrants to acquire 199,999 Series A preferred units remained outstanding immediately following such exchange. The Company recorded the newly issued Senior Secured Convertible Notes at fair value, $58.5 million (including the embedded derivative liability), due to it exceeding the carrying amount of the exchanged Senior Secured Promissory Notes. The exchange was accounted for as a debt extinguishment in accordance with ASC 480, resulting in a net loss on extinguishment of debt of $7.5 million presented in Loss on extinguishment of debt in the condensed consolidated statement of operations, and consisted of a gain on extinguishment of Warrants and a loss related to the additional value conveyed to the Purchasers in the exchange.

In conjunction with the closing of the Company’s IPO, the Senior Secured Convertible Notes automatically converted into 22,363,700 shares of Class B common stock at a conversion price equal to 80% of the IPO price, or $6.40 per share. On November 19, 2025, as part of the Corporate Reorganization, the outstanding Warrant agreements were amended to be exercisable for an aggregate of 199,999 shares of Class B common stock rather than Series A preferred units. As a result of this modification, the Company determined that the Warrants met the criteria for equity classification and reclassified the Warrants’ liability at its approximate fair value, $0.7 million, from liabilities to stockholders’ equity. The modification did not result in a material gain or loss upon reclassification.

During the three months ended July 31, 2026 and 2025, total interest expense related to the Senior Secured Promissory Notes was $0.5 million and $1.9 million, respectively, including $0.3 million and $0.8 million of coupon interest; $0.1 million and $0.5 million of PIK Interest, and $0.1 million and $0.6 million of amortization of debt discounts and issuance costs, respectively. During the six months ended July 31, 2026 and 2025, total interest expense related to the Senior Secured Promissory Notes was $1.0 million and $4.4 million, respectively, including $0.5 million and $2.1 million of coupon interest; $0.2 million and $1.1 million of PIK interest, and $0.2 million and $1.2 million of amortization of debt discounts and issuance costs, respectively. The effective interest rate of the notes was 15.2% and 15.8% as of July 31, 2026 and January 31, 2026, respectively.

As of July 31, 2026, a total principal balance of $13.2 million, inclusive of PIK Interest remained outstanding to two Purchasers. As of July 31, 2026 and January 31, 2026, the fair value of the Senior Secured Promissory Notes was $12.3 million and $11.6 million, respectively. The estimated fair value, which the Company deems a Level 3 measurement, was determined by management based on an independent third-party valuation report.

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

As of July 31, 2026, the estimated fair value of the Midwestern Notes was $5.4 million. The estimated fair value of the notes, which the Company deems a Level 3 measurement, was determined based on an independent third-party valuation report. Total interest expense was not material for the three months ended July 31, 2026. Total interest expense was $0.1 million for the six months ended July 31, 2026. Total interest expense was $0.1 million and $0.2 million for the three and six months ended July 31, 2025, respectively. The weighted-average effective interest rate of the Midwestern Notes was 3.8% as of both July 31, 2026 and January 31, 2026.

Igniter Promissory Note

On August 29, 2025, the Company issued the promissory note (the “Igniter Promissory Note”) with related parties and affiliates as partial consideration for the acquisition of Creative Group, LLC and its wholly-owned subsidiaries (the “Igniter Group”). The Igniter Promissory Note, which is prepayable at any time by the Company without penalty, totaled $6.6 million and bears interest at a fixed annual rate of 6.0%. The Company is required to make quarterly principal and interest payments on the note. In the event of default, all obligations immediately become due. Refer to Note 16, Related Party Transactions, for additional information. The effective interest rate of the Igniter Promissory Note was 10.4%, as of both July 31, 2026 and January 31, 2026.

As of July 31, 2026, the estimated fair value of the Igniter Promissory Note was $5.0 million. The estimated fair value of the note, which the Company deems a Level 3 measurement, was determined based on an independent third-party valuation report. Total interest expense was $0.1 million and $0.3 million for the three and six months ended July 31, 2026, respectively.

EMD Promissory Note

As part of the consideration for the EMD Acquisition, the Company issued a promissory note to the seller in the EMD Acquisition (the “EMD Promissory Note”). The EMD Promissory Note had a principal balance of $3.8 million which bears interest at a fixed annual rate of 5.5% and is scheduled to mature on April 30, 2029. The Company is required to make quarterly principal and interest payments on the note. Total interest expense was $0.1 million for the three and six months ended July 31, 2026, respectively.

13.
Income Taxes

The Company’s effective tax rate for the three months ended July 31, 2026 and 2025 was 2.21% and 0.60%, respectively. The effective tax rate for the six months ended July 31, 2026 and 2025 was 3.36% and 0.41%, respectively.

The effective tax rate for the three and six months ended July 31, 2026, was primarily impacted by the following items: (i) permanent adjustments, (ii) state taxes, and (iii) the change in valuation allowance.

The effective tax rate for the three and six months ended July 31, 2025, was primarily impacted by the following items: (i) non-taxable entities, (ii) permanent adjustments, (iii) state taxes, and (iv) the change in valuation allowance. Accordingly, a separate estimated annual effective tax rate (“AETR”) is computed and applied to ordinary losses in the applicable jurisdictions.

14.
Equity-Based Compensation

Employee Stock Purchase Plan

As of July 31, 2026, the Company has not commenced any offering period or purchase period under the Gloo Holdings, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”), and no shares have been issued under the ESPP.

2025 Equity Incentive Plan

As of July 31, 2026, there were 17.4 million shares of Class A common stock available for equity award issuance under the Gloo Holdings, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The number of shares available for issuance under the 2025 Plan shall be automatically increased by (i) the number of shares subject to awards granted under the Gloo Holdings, LLC Membership Unit Option Plan (the “2014 Plan”) that expire or otherwise terminate without having been exercised, or are withheld by the Company for payment of exercise price or for tax withholding obligations, with the maximum number of such shares to be added to the 2025 Plan equal to 4,356,272 and (ii) the lesser of (a) 10,800,000 shares, (b) five percent of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (c) such number of shares determined by the board of directors no later than the last day of the immediately preceding fiscal year, with such increase under (ii) effective on the first day of each fiscal year beginning February 1, 2026.

Options

The grant date fair value of each option issued under both the 2014 Plan and the 2025 Plan was estimated using a Black-Scholes model. The weighted average estimated grant-date fair value of stock options granted under the 2014 Plan was $4.62 per unit during the six months ended July 31, 2025. The weighted average estimated grant-date fair value of stock options granted under the 2025 Plan was $3.37 per share for the six months ended July 31, 2026.

The options granted under the 2014 Plan and 2025 Plan are equity classified. The following table summarizes the activity during the six months ended July 31, 2026, of options granted under the 2014 Plan and 2025 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except weighted-average exercise price)
Outstanding as of January 31, 2026	13,243	7.77	8.9	0
Granted	588	6.01	—	—
Exercised	(22)	3.90	—	—
Forfeited	(390)	7.87	—	—
Expired	(55)	4.98	—	—
Outstanding as of July 31, 2026	13,364	7.71	8.4	—
Exercisable as of July 31, 2026	3,959	$7.82	6.6	$—

For the six months ended July 31, 2026, the options exercised were immaterial, the cash received for the options exercised was $0.1 million and the total intrinsic value of the options exercised was immaterial.

Total stock-based compensation expense related to stock options was $2.2 million and $5.1 million during the three and six months ended July 31, 2026, respectively. The total stock based compensation expense related to stock options was $1.2 million and $1.9 million during the three and six months ended July 31, 2025, respectively. For the three and six months ended July 31, 2026, the Company’s capitalized stock-based compensation costs were immaterial and $0.1 million, respectively. These costs were immaterial for the comparative periods in 2025. As of July 31, 2026, there was approximately $32.3 million of unrecognized equity-based compensation related to unvested options to be expensed over a weighted average period of 3.7 years.

Restricted Stock Awards

The following table summarizes the combined Class A and Class B restricted stock activity for the six months ended July 31, 2026:

	Number of Units	Weighted- Average Grant-Date Fair Value (per Unit)
	(in thousands)
Non-vested at January 31, 2026	364	$8.0
Granted	—	—
Vested	—	—
Forfeited/Cancelled	—	—
Non-vested as of July 31, 2026	364	$8.0

The Company recognized $0.5 million and $1.0 million of stock-based compensation expense related to awards of Class A restricted stock awards (“RSAs”) and Class B RSAs during the three and six months ended July 31, 2026, respectively. Remaining unamortized expense of $5.5 million is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

During the year ended January 31, 2026, the Company granted 150,000 restricted stock units (“RSUs”), which had a grant date fair value of $8.00 per unit, in connection with initial appointments to the board of directors, with an aggregate grant-date fair value of $1.2 million. The RSUs vest in two equal tranches upon the first and second annual stockholders’ meetings following the grant date. Upon the vesting of the first tranche, 75,000 shares of Class A common stock were issued during the six months ended July 31, 2026.

The Company recognized $0.2 million and $0.4 million of stock-based compensation expense related to RSUs during the three and six months ended July 31, 2026, respectively. As of July 31, 2026, the remaining 75,000 RSUs granted remained outstanding. Remaining unamortized expense of $0.5 million is expected to be recognized over a weighted average period of 0.9 years.

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

In July 2026, the Company completed an underwritten follow-on public offering of 7,853,787 shares of Class A common stock, inclusive of the underwriters’ partial exercise of their option to purchase additional shares of its Class A common stock, at a public offering price of $3.25 per share. The Company received net proceeds of approximately $23.7 million, after deducting underwriting discounts, commissions and offering expenses of $1.9 million.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation and bylaws, the board of directors may, without further action by stockholders, issue up to 100.0 million shares of preferred stock, par value $0.001 per share, in one or more series. The board of directors may fix the designation and number of shares of each series and the rights, preferences and privileges, and the qualifications, limitations and restrictions thereof, including dividend rights and rates, conversion rights, voting rights, redemption terms, liquidation preference and sinking fund provisions. The issuance of preferred stock could, among other things, adversely affect the voting power or other rights of holders of common stock and could delay, defer or prevent a change in control. No shares of preferred stock were issued or outstanding as of July 31, 2026.

16.
Related Party Transactions

The Company has entered into a number of transactions with entities affiliated with members of its board of directors and other related parties.

Igniter Note

As discussed in Note 12, Debt, on August 29, 2025, the Company issued the Igniter Promissory Note due to the sellers in the amount of $6.6 million as part of the consideration for the acquisition of Igniter Group. The Igniter Promissory Note, which is prepayable at any time by the Company without penalty, totaled $5.7 million as of July 31, 2026, and bears interest at a fixed annual rate of 6.0%.

Midwestern Notes

As discussed in Note 12, Debt, on January 3, 2025, the Company issued the Midwestern Notes as partial consideration for its acquisition of Midwestern. The Midwestern Notes, which are prepayable at any time by the Company without penalty, consist of (1) a $2.4 million note bearing interest at 4.8%, issued to Mr. Johnson, (2) a $6.5 million note bearing interest at 3.1%, issued to Flourish Holdings, Inc., and (3) a $3.2 million note bearing interest at 5.0%, to Flourish Holdings, Inc. Mr. Johnson is the chief executive officer of Midwestern, one of the Company’s consolidated subsidiaries, and is the sole owner of Flourish Holdings, Inc. The Midwestern Notes, which are repayable at any time by the Company without penalty, totaled $8.9 million and $9.9 million as of July 31, 2026, and January 31, 2026, respectively.

Outreach Note

On November 1, 2024, the Company’s subsidiary, Outreach, entered into a line of credit agreement bearing interest at 6.0%, with an entity controlled by a member of the subsidiary’s management. On November 19, 2025, all outstanding borrowings under the line of credit were rolled into a loan agreement bearing interest at a fixed rate of 8%. As of July 31, 2026 and January 31, 2026, the unpaid principal totaled $0.7 million and $0.8 million, respectively. The outstanding balance as of July 31, 2026 matures on April 21, 2029.

Senior Secured Notes

As described in Note 12, Debt, on April 23, 2024, the Company entered into a Note Purchase Agreement with Pearl Street Trust (an entity controlled by Scott Beck) and certain other purchasers, under which it issued Senior Secured Notes totaling $45.0 million to Pearl Street Trust across multiple tranches throughout the fiscal year ended January 31, 2025, each bearing interest at 8% plus a floating SOFR-based margin, with a floor of 1%, and maturing in April 2027.

On April 24, 2024, the Company issued a $10.0 million Senior Secured Note under the Note Purchase Agreement to FMAB Partners, LP (“FMAB”), an entity affiliated with Mr. Furst, who also served as collateral agent under the security agreement associated with the Note Purchase Agreement. As of July 31, 2026 and January 31, 2026, FMAB's Senior Secured Note had a carrying balance of $11.0 million and $10.8 million, respectively, inclusive of PIK Interest.

On the same date as the FMAB note issuance, Pearl Street Trust and Scott Beck jointly and severally guaranteed repayment of the FMAB note under a guaranty agreement, enforceable upon demand if a defined Event of Default remains uncured for at least 90 days. As of July 31, 2026, of the above issuances, only FMAB's Senior Secured Note and Warrants remained outstanding.

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

Operating lease cost related to related party leases recognized was $0.3 million for the three months ended July 31, 2026 and 2025, and $0.7 million and $0.6 million for the six months ended July 31, 2026 and 2025, respectively. The operating lease cost was allocated to General and administrative in the condensed consolidated statements of operations. The related party operating lease right-of-use assets of $4.2 million and $5.1 million as of July 31, 2026 and January 31, 2026 respectively, are recognized in ROU operating lease asset in the condensed consolidated balance sheets. The current and long-term portions of the related party lease liabilities as of July 31, 2026 were $0.9 million and $3.3 million, respectively, and were recognized within the current and non-current lease liability in the condensed consolidated balance sheets. The current and long-term portions of the related party lease liabilities as of January 31, 2026, were $1.0 million and $4.2 million, respectively, and were recognized within the current and non-current lease liability in the condensed consolidated balance sheets.

Revenue

For the three and six months ended July 31, 2026, one of the Company’s subsidiaries generated revenue of $0.7 million and $1.9 million, respectively, for services rendered to YouVersion, an entity of which a member of the Company’s board of directors is also the chief executive officer. For the three and six months ended July 31, 2025, one of the Company’s subsidiaries generated revenue of $0.4 million and $0.5 million for services rendered to YouVersion, respectively.

For the three and six months ended July 31, 2026 one of the Company’s subsidiaries generated revenue of $0.8 million and $1.8 million, respectively, for services provided to Come and See, an entity in which the chairman of its board is one of the subsidiary’s board members. For the three and six months ended July 31, 2025, one of the Company’s subsidiaries generated revenue of $0.8 million and $1.4 million for services provided to Come and See, respectively.

For the three and six months ended July 31, 2026, one of the Company’s subsidiaries generated revenue of $0.1 million and $0.3, respectively, for services provided to Foundation for Healthy Relationships, an entity in which a member of the board also serves on the board of the subsidiary.

Vendor Agreements

For the three and six months ended July 31, 2026, the Company incurred nil expenses, for strategic and executive consulting services, and nil for engineering staffing services, provided by an entity controlled by the Company’s Chief Executive Officer and accounted for as an equity method investee until its acquisition on May 31, 2025. For the three and six months ended July 31, 2025, the Company incurred nil and $1.6 million of expenses for strategic and executive consulting services, and $0.6 million and $2.1 million, respectively for engineering staffing services provided by this entity.

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

17.
Net Loss Per Share and Unit Available to Stockholders and Members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively

The following table sets forth the computation of basic and diluted net loss per share and unit available to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands, except share/unit and per share and unit data)
Numerator:
Net loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(21,307)	$(43,349)	$(38,131)	$(69,751)
Less: Undeclared cumulative dividends on Series A Preferred Units	—	9,617	—	15,029
Less: Deemed dividend for conversion of Member Advance	—	—	—	700
Net loss available to common stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively, basic and diluted	(21,307)	(52,966)	(38,131)	(85,480)
Denominator:
Weighted-average common shares (Class A and Class B) of Gloo Holdings, Inc. and units of Gloo Holdings, LLC used to compute net loss per unit, respectively, basic and diluted (1)	84,096,399	8,217,024	81,406,063	8,217,024
Net loss per share attributable to common stockholders of Gloo Holdings, Inc. (Class A and Class B) and units of members of Gloo Holdings, LLC, respectively	$(0.25)	$(6.45)	$(0.47)	$(10.40)

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted loss per share and unit available to common stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC because their effect was anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Options	13,363,738	4,756,392	13,363,738	4,756,392
Warrants	199,999	199,999	199,999	199,999
Restricted Stock Awards	364,034	—	364,034	—
Restricted Stock Units	75,000	—	75,000	—
Exchangeable Shares	—	197,664	—	197,664
Senior Secured Convertible Notes	—	3,586,058	—	3,586,058
Series A preferred units	—	38,477,269	—	38,477,269
Total	14,002,771	47,217,382	14,002,771	47,217,382

18.
Segment Reporting

The Company operates as a single operating segment, the Gloo segment, consistent with how its Chief Operating Decision Maker (“CODM”), Chief Executive Officer, Scott Beck, reviews financial information, assesses performance and allocates resources. The Company primarily derives its revenue within the United States by providing a breadth of products, services and solutions to the faith-based ecosystem.

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

The following table presents the significant expenses and other segment items of the Gloo segment, as regularly provided to its CODM:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenue	$46,573	$16,173	$88,103	$28,475
Less:
Cost of revenue (1)	29,796	12,094	57,897	20,968
Depreciation and amortization	3,668	2,673	7,095	5,200
Hosting and software	2,365	1,204	4,487	2,194
Insurance	334	67	685	117
Maintenance and equipment	256	225	579	342
Outside services	342	925	80	2,691
Payroll and benefits	17,906	16,698	34,519	28,262
Professional services	1,167	1,794	3,729	3,489
Rent and utilities	1,055	793	2,158	1,425
Advertising and marketing	1,064	1,596	2,829	3,882
Travel and entertainment	632	1,214	917	2,007
Abandonment of Cap Software	190	—	190	—
Other operating expenses	8,299	1,265	12,179	4,350
Other segment expense (2)	664	19,725	(1,025)	24,606
Net loss	$(21,165)	$(44,100)	$(38,216)	$(71,058)

(1)
Excludes depreciation and amortization.
(2)
Other segment items primarily include interest expense; other income (expense), net; and income tax (expense) benefit as reported in its condensed consolidated statements of operations.

19. Investments

Investments held at cost represent interests in privately held entities that invest in underlying portfolio companies. These privately held entities generally do not engage in significant operating activities and instead serve as investment vehicles through which the Company obtains indirect ownership interests in privately held businesses.

On May 4, 2026, the Company converted an outstanding accounts receivable balance of $1.1 million into a minority equity interest in a privately held entity. The investment does not have a readily determinable fair value and does not provide the Company with the ability to exercise significant influence over the investee. Accordingly, the investment is accounted for pursuant to ASC 321, Investments - Equity Securities, using the measurement alternative and is recorded at cost, less impairment, adjusted for observable price changes resulting from orderly transactions for an identical or similar investment of the same issuer. The Company periodically evaluates the investment for impairment and considers observable transactions and other relevant indicators in determining whether any adjustments to the carrying value are required.

20. Subsequent Events

The Company has identified the following subsequent events.

Midwestern

On August 3, 2026, the Company acquired the remaining 20% of outstanding equity interests of Midwestern (the “Midwestern II Acquisition”). The consideration totaled $6.6 million which consisted of: cash of $2.2 million, promissory notes of $3.4 million, and Company equity of $1.0 million. In connection with the acquisition, the parties terminated the call option agreement governing the remaining equity interests, thereby terminating all rights and obligations thereunder and resulting in the derecognition of the related call-option liability. The Midwestern II Acquisition simplified the Company’s ownership structure and enabled full operational, talent, and leadership integration of Midwestern.

Cedarstone Holdings, LLC

On August 5, 2026, the Company entered into an agreement and plan of merger (the “Cedarstone Agreement”) to acquire all of the outstanding equity of Cedarstone Consulting, LLC (“Cedarstone”), which is an integrated business services firm providing finance and development outsourcing services to nonprofit organizations. The acquisition is expected to advance the Company’s applied AI strategy by delivering essential business outcomes through expertly managed financial and donor operations that enhance the Company’s current product offerings. The Merger closed on August 11, 2026. Under the Cedarstone Agreement, the Company agreed to transfer 989,117 shares of Class A common stock of Gloo Holdings, Inc, to the sellers, net closing cash consideration of approximately $1.1 million and contingent consideration of up to $1.1 million. Other aspects of the purchase accounting have not been finalized as of the date the financial statements were issued.

Refinancing of Short Term Debt

On September 7, 2026, the Company entered into a Second Amendment to certain of its Amended and Restated Senior Secured Promissory Notes (as previously amended, the “Notes”), including the Note dated July 22, 2024 with FMAB Partners, LP, an entity affiliated with Jack Furst, a director of the Company, which extends the maturity date of the Notes to April 23, 2028. All other terms and conditions remain the same. The Form of Second Amendment to the Amended and Restated Senior Secured Promissory Note is filed herewith as Exhibit 10.1 and is incorporated herein by reference. As a result the Company reclassified $13.2 million from current debt to non-current debt on the condensed consolidated balance sheet as of July 31, 2026.

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

Donations represent the economic engine of this ecosystem, funding the mission-driven work of faith based organizations. According to Kentley Insights, faith-based organizations of all religions generated over $265 billion in revenue in 2024, roughly double the pace of U.S. GDP growth. This underscores the scale of the opportunity and the importance of donor development.

We believe the scale, growth, and importance of this ecosystem create a significant opportunity to build the core technology infrastructure that enables CFLs and NCPs to operate more effectively, reach more people, increase their impact and facilitate more efficient exchange across the ecosystem. We address this opportunity through two core and reinforcing platform capabilities: Powering Tech and Powering Reach. Powering Tech solutions help our customers modernize their technology systems, data and workflows through a trusted, AI-enabled technology platform. Powering Reach solutions help our customers expand awareness, deepen engagement and increase donor support through differentiated media, marketing, fundraising and data capabilities.

Our growing leadership in Applied AI increasingly strengthens both of these capabilities. We define Applied AI as AI applied to the operations, workflows and mission-critical activities of churches, ministries and nonprofits in ways that protect theological integrity, strengthen relational ministry and advance human flourishing. We are leveraging advances in agentic AI and foundational models and integrating AI capabilities across our platform to improve how our customers operate, engage their constituents and advance their missions.

Our acquisition strategy is an important part of expanding the capabilities, expertise and customer relationships across both Powering Tech and Powering Reach and building a stronger, more durable network. Each acquisition strengthens the broader Gloo platform, while creating additional opportunities to serve existing and new customers across our portfolio. Since becoming a public company, we have completed five acquisitions - Westfall Gold, XRI, Enterprise Marketdesk, Midwestern Interactive, and Cedarstone - expanding our capabilities in fundraising, media, marketing, donor development, technology, and accountancy services.

We monetize these capabilities through four types of revenue: (1) subscriptions, (2) marketplace, (3) advertising and (4) platform solutions, the first three of which we account for as platform revenue. NCPs purchase enterprise subscriptions to outsourced technology and capabilities, advertising services, and platform solutions from Gloo. CFLs purchase subscriptions to communication tools, content libraries, data insights and AI capabilities, and transact through e-commerce marketplaces operated by us and our Gloo Capital Partners, including Outreach, Inc., our largest online marketplace. Through these revenue streams, we generate revenue both from the technology and services organizations use to operate and from the capabilities they use to reach, engage and serve their communities.

Recent Developments

Follow On Offering

On July 10, 2026, we completed a follow-on offering of 7,000,000 shares of Class A common stock at a public offering price of $3.25 per share. We received net proceeds of approximately $21.1 million, after deducting underwriting discounts, commissions and estimated offering expenses. On July 15, 2026, the underwriters partially exercised their option to purchase additional shares and purchased 853,787 additional shares of Class A common stock at the public offering price of $3.25 per share, resulting in additional net proceeds of approximately $2.6 million after deducting underwriting discounts and commissions. The proceeds have strengthened our liquidity and are expected to be used for general corporate purposes, including acquisitions and investments in businesses, products, services or technologies, working capital, operating expenses and capital expenditures.

Acquisition

On May 1, 2026, we acquired EMD for a contractual purchase price $17.3 million and a GAAP purchase price of $16.8 million. EMD is a Workday Services Partner that helps organizations implement and optimize Workday through advisory and consulting services. The acquisition is expected to enhance the Company’s Gloo 360 portfolio by expanding its capabilities in enterprise technology enablement, operational efficiency, and data-driven decision-making. By helping to modernize work for customers through forward-deployed engineering and agentic AI, the Company expects to deliver better outcomes for its customers.

Restructuring

During the quarter ended July 31, 2026, management approved and initiated a strategic restructuring plan designed to streamline operations and reduce operating costs and cost of revenue. The plan involved a reduction in headcount affecting multiple departments, including Gloo 360, AI, and sales and marketing, as well as the termination of a vendor contract. In connection with the restructuring plan, we recorded total pre-tax restructuring charges of $4.4 million during the three months ended July 31, 2026, consisting primarily of severance and related employee benefits and a $1.0 million contract termination fee. Restructuring charges for the six months ended July 31, 2026 were $4.4 million, which includes immaterial amount related to actions initiated prior to the current plan. These charges are primarily reflected within cost of revenue, sales and marketing, product development, and general and administrative in the Condensed Consolidated Statements of Operations. We do not expect to incur material additional charges under this plan. The contract termination fee was paid in full during the quarter ended July 31, 2026, and no further obligation remains. As of July 31, 2026, $2.3 million of accrued severance and related benefits remained outstanding within accrued compensation, which we expect to pay by January 31, 2027. The components of the restructuring charges are as follows:

	THREE MONTHS ENDED JULY 31,	SIX MONTHS ENDED JULY 31,
	2026	2026
	(in thousands)
Severance and Cash Termination Benefits	$3,367	$3,367
Other Associated Exit Costs	1,008	1,081
Total Restructuring Charges	4,375	4,448

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

In connection with our acquisitions of Visitor Reach and Midwestern, we granted the counterparties contractual rights to repurchase a portion of the business interests that we acquired, subject to certain conditions and over specified periods, and in August 2026 the Midwestern repurchase rights were eliminated following the Midwestern II Acquisition. If any remaining repurchase rights are exercised, we may be required to unwind part or all of a completed acquisition or divest all or a portion of a completed investment, on terms that may not be favorable to us, which could result in the loss of strategic or core assets or future revenue streams. The exercise of these repurchase rights may also require us to deconsolidate such entities from our consolidated financial statements, which would adversely affect our financial condition, results of operations and prospects.

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

Operating Expenses

Cost of Revenue

Cost of revenue is reported exclusive of depreciation and amortization. Cost of revenue related to subscription offerings consists primarily of software and hosting tools, salaries and wages related to employees that support the customer product, as well as customer success teams. Cost of revenue related to marketplace is comprised of raw materials, finished goods, salaries and wages related to employees in the production department, as well as rent expense and overhead. Cost of revenue related to advertising consists primarily of salaries and wages related to employees that support our advertising customers as well as costs related to digital platforms, print production, and logistics. Cost of revenue related to platform solutions primarily consists of salaries and wages for our professional services teams as well as costs associated with supporting fundraising events such as hotel costs and speaker fees.

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

Other Expense (Income), Net

Other expense (income), net primarily consists of interest income earned on our cash and cash equivalents. For the six months ended July 31, 2026, this also included a partial refund of a one-time employee tax credit and a one time non-operating expense.

(Gain) Loss from Change in Fair Value of Financial Instruments

(Gain) loss from change in fair value of financial instruments primarily relates to mark-to-market changes on warrant and derivative instruments and the MW Call Option. For the three and six months ended July 31, 2025, this also included change in fair value of exchangeable shares.

Loss on Extinguishment of Debt

Loss on extinguishment of debt represents the excess of the consideration paid to retire our Senior Secured Promissory Notes over its carrying amount, including discounts, premiums and issuance costs associated with the extinguished debt.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Platform revenue	$23,643	$8,746	$47,755	$17,241
Platform solutions revenue	22,930	7,427	40,348	11,234
Total revenue	46,573	16,173	88,103	28,475
Operating expenses:
Cost of revenue (1) (2)	29,796	12,094	57,897	20,968
Product development (2)	7,113	5,018	11,008	10,730
Sales and marketing (2)	10,857	8,499	20,484	15,823
General and administrative (2)	15,640	12,264	30,860	22,206
Depreciation and amortization	3,668	2,673	7,095	5,200
Total operating expenses	67,074	40,548	127,344	74,927
Operating loss	(20,501)	(24,375)	(39,241)	(46,452)
Other (income) expense:
Interest expense	826	3,251	1,803	6,003
Other income, net	(226)	(52)	(1,297)	(473)
(Gain) loss from change in fair value of financial instruments	534	8,246	(216)	11,436
Loss on extinguishment of debt	—	7,473	—	7,473
Total other (income) expense, net	1,134	18,918	290	24,439
Net loss before income taxes	(21,635)	(43,293)	(39,531)	(70,891)
Income tax benefit (expense)	470	326	1,315	293
Income from equity method investments, net	—	(1,133)	—	(460)
Net loss	(21,165)	(44,100)	(38,216)	(71,058)
Less: net loss attributable to noncontrolling interests	142	(751)	(85)	(1,307)
Net loss attributable to stockholders and members of Gloo Holdings, Inc. and Gloo Holdings, LLC, respectively	$(21,307)	$(43,349)	$(38,131)	$(69,751)

* N/M = not meaningful

(1)
Excludes depreciation and amortization.
(2)
Equity-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue (1)	$11	$9	$29	$18
Product development	578	550	1,253	1,080
Sales and marketing	1,252	202	2,528	394
General and administrative	1,178	1,079	2,958	1,783
Total equity-based compensation	$3,019	$1,840	$6,768	$3,275

(1)
Excludes depreciation and amortization.

Comparison of the Three and Six Months Ended July 31, 2026 and 2025

Revenue

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Platform revenue	$23,643	$8,746	$47,755	$17,241
Platform solutions revenue	22,930	7,427	40,348	11,234
Total revenue	$46,573	$16,173	$88,103	$28,475

Total revenue increased by $30.4 million, or 188.0%, and increased by $59.6 million, or 209.4%, for the three and six months ended July 31, 2026, respectively, compared to the corresponding periods in 2025. The increase for the three month period was driven by an increase in platform revenue of $14.9 million and an increase in platform solutions revenue of $15.5 million. The increase for the six month period was driven by an increase in platform revenue of $30.5 million and an increase in platform solutions revenue of $29.1 million.

Platform revenue increased by $14.9 million and $30.5 million, during the three and six months ended July 31, 2026, respectively, primarily due to an increase in advertising revenue of $7.3 million and $17.2 million and an increase in subscription revenue of $7.7 million and $13.2 million, compared to the corresponding periods in 2025. The increase in advertising revenue is primarily attributable to the acquisition of Masterworks, Incorporated (“Masterworks”), a leading marketing and fundraising firm. The increase in subscription revenue was primarily driven by the continued expansion of our Gloo 360 product offering, which enables customers to improve efficiency, strengthen system integration and accelerate digital transformation initiatives. Gloo 360 was launched during the third quarter of our fiscal year ended January 31, 2026 and, as a result, did not contribute to platform revenue during the three and six months ended July 31, 2025. Subscription revenue also increased due to the acquisition of Igniter Group, which sells subscriptions to digital content, as well as price increases to Gloo Workspace.

Platform solutions revenue increased by $15.5 million and $29.1 million, during the three and six months ended July 31, 2026, respectively, due to the acquisitions of Westfall Group and EMD, compared to the corresponding periods in 2025. Westfall Group and EMD were acquired subsequent to the corresponding periods in 2025, and therefore did not contribute to the prior period’s results. Revenue attributable to Westfall Group primarily relates to hosting donor engagement events and EMD contributed Workday advisory and consulting services revenue. Masterworks and Midwestern were acquired during the period in 2025, but did not contribute to a full quarter as compared to the corresponding periods in 2026. Masterworks contributed talent and influencer-related marketing services revenue, and Midwestern contributed outsourced engineering and development services revenue.

Operating Expenses

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue (1)	$29,796	$12,094	$57,897	$20,968
Product development	7,113	5,018	11,008	10,730
Sales and marketing	10,857	8,499	20,484	15,823
General and administrative	15,640	12,264	30,860	22,206
Depreciation and amortization	3,668	2,673	7,095	5,200
Total operating expenses	$67,074	$40,548	$127,344	$74,927

(1)
Excludes depreciation and amortization.

Cost of Revenue

Cost of revenue (exclusive of depreciation and amortization) increased by $17.7 million, or 146.4%, and $36.9 million, or 176.1%, for the three and six months ended July 31, 2026, respectively, compared to the corresponding periods in 2025. The increase was primarily driven by higher salaries and wages of $7.5 million and $15.0 million related to strategic acquisitions and incremental headcount supporting the launch and continued expansion of Gloo 360 for the three and six months ended July 31, 2026, respectively. Additionally, cost of revenue increased $5.4 million and $10.2 million, respectively, due to advertising-related costs associated with the acquisition of Masterworks, an additional $1.5 million and $4.0 million, respectively, related to costs associated with hosting donor engagement events at Westfall Group, and an increase of $0.4 million and $2.2 million, respectively, related to engineering costs associated with the Midwestern acquisition for the three and six months ended July 31, 2026.

Product Development

Product development expense increased by $2.1 million, or 41.7%, and increased by $0.3 million, or 2.6%, for the three and six months ended July 31, 2026, respectively, compared to the corresponding periods in 2025. The increase for the three months ended July 31, 2026 was primarily driven by $1.3 million of restructuring related severance expenses and $0.3 million in higher AI data usage. For the six month period, the increase was primarily attributable to $0.5 million in higher AI data usage, offset by a reduction in engineering services.

Sales and Marketing

Sales and marketing costs increased by $2.4 million, or 27.7%, and $4.7 million, or 29.5%, for the three and six months ended July 31, 2026, respectively, compared to the corresponding periods in 2025. The increase for the three month period was primarily attributable to a $1.9 million increase of severance and other exit fees due to restructuring. The increase for the six month period was primarily driven by $2.1 million of higher compensation-related costs and $1.9 million of severance and other exit fees due to restructuring. The increase was partially offset by lower external agency fees.

General and Administrative

General and administrative expenses increased by $3.4 million, or 27.5%, and $8.7 million or 39.0%, for the three and six months ended July 31, 2026, respectively, compared to the corresponding periods in 2025. The increase for the three month period was primarily attributable to a $1.8 million increase related to incremental operating costs from our 2025 acquisitions which were completed post Q2 2025, as well as a $0.8 million increase in compensation related costs and $0.8 million of severance and other exit fees due to restructuring. The increase for the six month period was primarily attributable to a $4.5 million increase in compensation related costs and $1.8 million due to incremental operating costs from our 2025 acquisitions which were completed post Q2 2025, and $0.8 million of severance and other exit fees due to restructuring. This is partially offset by a decrease in acquisition related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.0 million, or 37.2%, and $1.9 million, or 36.4%, for the three and six months ended July 31, 2026, respectively, compared to the corresponding periods in 2025. The increases were primarily due to full quarters of operations from strategic acquisitions during 2026 versus partial period ownership in 2025, as well as an increase in depreciation and amortization of fixed assets and capitalized software at Gloo due to normal course of business.

Other (Income) Expense

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Interest expense	$826	$3,251	$1,803	$6,003
Other income, net	(226)	(52)	(1,297)	(473)
(Gain) loss from change in fair value of financial instruments	534	8,246	(216)	11,436
Loss on extinguishment of debt	—	7,473	—	7,473
Total other (income) expense, net	$1,134	$18,918	$290	$24,439

* N/M = not meaningful

Interest Expense

Interest expense decreased by $2.4 million, or 74.6%, and $4.2 million, or 70.0%, for the three and six months ended July 31, 2026, respectively, compared to the corresponding periods in 2025. The decreases were primarily due to lower outstanding debt balances following the conversion and settlement of the Senior Secured Convertible Notes in connection with our initial public offering. The Senior Secured Convertible Notes were outstanding through November 19, 2025 and were settled through the issuance of Class B common stock on November 20, 2025.

Other Income, Net

Other income, net, increased by $0.2 million, or 334.6%, and $0.8 million, or 174.2%, for the three and six months ended July 31, 2026, respectively, compared to the corresponding periods in 2025. The increase was related to a one-time employee tax credit of $1.2 million received during the six months ended July 31, 2026.

(Gain) Loss from Change in Fair Value of Financial Instruments

The change in fair value of financial instruments resulted in a loss of $0.5 million and a gain of $0.2 million, respectively, during the three and six months ended July 31, 2026, compared to a loss of $8.2 million and $11.4 million during the corresponding periods in 2025, respectively. The gain in the six months ended July 31, 2026 was driven by the remeasurement of our MW Call Option, which reduced the liability by $0.8 million. The loss in the three and six months ended July 31, 2025 was primarily driven by the remeasurement of our MW Call Option.

Loss on Extinguishment of Debt

No loss on extinguishment of debt was recognized during three and six months ended July 31, 2026. We incurred a $7.5 million loss on extinguishment of debt during the three and six months ended July 31, 2025, resulting from the exchange of certain Original Senior Secured Notes to Senior Secured Convertible Notes.

Net Loss Before Income Taxes

Income Tax Benefit (Expense)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Income tax benefit (expense)	$470	$326	$1,315	$293

During the three and six months ended July 31, 2026, we recognized income tax benefit of $0.5 million and $1.3 million, respectively, as compared to a benefit of $0.3 million and $0.3 million, for the three and six months ended July 31, 2025, respectively. The change primarily related to our Corporate Reorganization. Prior to November 19, 2025, Gloo was treated as a partnership for U.S. Federal and certain state and local income tax purposes and, as such was generally not subject to entity-level income taxes. Following the Corporate Reorganization, we became subject to U.S. Federal and state and local income taxes.

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

We define Adjusted EBITDA as net loss adjusted to exclude (1) interest expense, (2) income tax (benefit) expense, (3) depreciation and amortization, (4) equity-based compensation, (5) (gain) loss from change in fair value of financial instruments, (6) Financing and restructuring costs, (7) loss from equity method investments, net, (8) interest income, (9) offering related costs, (10) loss on extinguishment of debt, (11) one-time employee tax credit, (12) opening balance sheet adjustment subsequent to the measurement period, and (13) other non-cash or non-routine items that are not reflective of our core operating results. Tashe following table presents a reconciliation of net loss attributable to common stockholders and members, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Net loss attributable to common stockholders and members	$(21,307)	$(43,349)	$(38,131)	$(69,751)
Net loss attributable to noncontrolling interests	142	(751)	(85)	(1,307)
Net loss	(21,165)	(44,100)	(38,216)	(71,058)
Adjusted to exclude:
Interest expense	826	3,251	1,803	6,003
Income tax (benefit) expense	(470)	(326)	(1,315)	(293)
Depreciation and amortization	3,668	2,673	7,095	5,200
Equity-based compensation	3,019	1,840	6,768	3,275
(Gain) loss from change in fair value of financial instruments	534	8,246	(216)	11,436
Financing and restructuring costs	4,375	868	4,448	1,370
Loss from equity method investments, net	—	1,133	—	460
Interest income	(168)	(72)	(537)	(133)
Offering related costs	1,072	—	1,072	—
Loss on extinguishment of debt	—	7,473	—	7,473
One-time employee tax credit	—	—	(1,191)	—
Opening balance sheet adjustment subsequent to the measurement period	—	—	471	—
Other	—	—	—	18
Adjusted EBITDA	$(8,309)	$(19,014)	$(19,818)	$(36,249)

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, our primary sources of liquidity have been net proceeds from the issuance of preferred and common equity and long-term debt financings from a broad-based group of investors, including significant funding from our co-founder, president, and chief executive officer, Mr. Beck, and his affiliates, and revenue generated from operations. Our principal uses of cash have included business acquisitions, investments in equity method investees, and funding operating losses.

As of July 31, 2026, we held cash and cash equivalents of $39.3 million and had an accumulated deficit of $78.3 million.

Our primary funding requirements are for our ongoing business operations, outstanding debt obligations, business acquisitions, and strategic investments. The principal amount of our outstanding consolidated debt aggregated to $38.3 million, of which $5.1 million is classified as current in our condensed consolidated balance sheet. As of July 31, 2026, we had $13.2 million principal outstanding under our Senior Secured Promissory Notes. We do not have any available borrowing capacity on existing debt instruments.

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

The condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern. Refer to Note 1, Nature of Business - Going Concern for additional information.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,959)	$(44,226)
Investing activities	(10,388)	(10,732)
Financing activities	20,337	64,217
Effect of exchange rate changes on cash and cash equivalents	(14)	(260)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(18,024)	$8,999

Operating Activities

Net cash used in operating activities was $28.0 million for the six months ended July 31, 2026, compared to $44.2 million for the corresponding period in 2025. The decrease in cash used in operating activities of $16.3 million was primarily attributable to a decrease in net loss of $32.8 million, which was offset by a net decrease in non-cash charges of $14.7 million for the six months ended July 31, 2026, compared to the corresponding period in 2025, and by changes in working capital.

Investing Activities

Net cash used in investing activities was $10.4 million for the six months ended July 31, 2026, compared to $10.7 million for the corresponding period in 2025. The $0.3 million decrease in cash used was primarily driven by a $0.9 million increase in purchases of property and equipment and $0.7 million increase in contingent consideration payments, partially offset by $0.7 million of lower acquisition-related payments, and $0.6 million of lower capitalized internal-use software costs.

Financing Activities

Net cash provided by financing activities was $20.3 million for the six months ended July 31, 2026, compared to net cash provided by financing activities of $64.2 million for the corresponding period in 2025. The $$43.9 million decrease in net cash was primarily driven by $$2.7 million from payments on debt during the six months ended July 31, 2026, compared to $57.0 million of net proceeds from debt for the six months ended July 31, 2025 that did not recur in the corresponding 2026 period, partially offset by $23.7 million of proceeds from our follow-on offering of Class A common stock during the six months ended July 31, 2026.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2026 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

Our management, with the participation and supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in our internal control over financial reporting as described below.

However, our management, including our chief executive officer and chief financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
increase the number of customers on our platform;
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

As of July 31, 2026, we held cash and cash equivalents of $39.3 million and had an accumulated deficit of $78.3 million. Additionally, since our inception, we have generated significant operating losses and we incurred net losses of $158.7 million and $85.8 million and used $80.5 million and $46.1 million of cash in operating activities for the years ended January 31, 2026 and 2025, respectively. We incurred a net loss of $38.1 million and used $28.0 million of cash in operating activities for the six months ended July 31, 2026. Our management assessed our current financial condition, characterized by recurring operating losses, negative cash flows, limited liquid resources and dependence on external financing, as well as the funds required to execute our business plan over the evaluation period. Based on these factors, our management has concluded there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date the financial statements as of and for the six months ended July 31, 2026 are issued. Because it is not possible at this time to predict the outcome of future equity placements or additional borrowings, substantial doubt remains regarding our ability to continue as a going concern during the following year.

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

In addition to expanding our direct sales force, we rely on product-led sales efforts to drive growth, where our platform is designed to attract users through self-service and organic adoption. While this strategy can reduce reliance on traditional sales methods, it poses unique challenges. Product-led efforts may have limited success if our platform does not gain sufficient visibility or resonate with prospective users. Furthermore, product-led growth requires significant investment in continuous innovation and optimization of our platform to maintain its attractiveness and utility, which may not always yield the desired results.

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

The failure to attract and retain qualified personnel could harm our business and prevent us from executing our business strategy.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them.

If any new hires that we make fail to work together effectively and execute our plans and strategies on a timely basis, then our business and future growth prospects could be harmed. If we lose qualified service providers, we may need to hire additional employees, engage other third parties or reallocate internal resources to perform the work currently being done by these individuals, which could require us to incur increased costs and could result in delays or disruptions while we identify, hire and train replacement service providers. Any such transition could be more difficult to the extent these individuals possess institutional knowledge, relationships or specialized skills developed during their time with us that would be difficult to replicate.

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

We have completed more than 16 acquisitions and investments to date, including Outreach, Visitor Reach, Barna, Carey Nieuwhof Communications Ltd., Servant, Masterworks, Creative Group, LLC and its wholly-owned subsidiaries, XRI Global, Inc. (“XRI”), Westfall Group Inc. (“Westfall Group”), Midwestern, Sermons Tech, and EMD Acquisition, and we expect to continue to pursue acquisitions and investments as part of our growth strategy. Refer to Note 4, Business Combinations for additional information on the EMD Acquisition. For additional details, see Note 4, Business Combinations, and Note 5, Equity Method Investments, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2026. We expect to continue to pursue strategic acquisitions and investments intended to enhance and grow our platform and business. In evaluating and determining the purchase price for a prospective acquisition or investment, we estimate future revenues and profits based largely on historical financial performance and expected future contribution value to our platform. Following a transaction, the business we acquired or invested in may not perform as we expected and the anticipated benefits of the transaction, including our revenue or return on investment assumptions, may not be fully realized or at all. For example, for fiscal 2024, primarily because of delays in executing on strategic initiatives related to our Outreach acquisition consummated during fiscal 2023, we recorded a $27.8 million impairment charge to goodwill. For additional details about the impairment charge recorded to goodwill, see Note 11, Goodwill, to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2026.

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

Sellers in our acquisitions of Visitor Reach have repurchase rights during specified periods, and any exercise of such rights could adversely affect our business, financial condition and results of operations. The existence of the repurchase rights may increase the likelihood of an impairment charge, complicate the overall integration process and decrease the benefits potentially realizable from investment synergies.

In connection with our acquisition of Visitor Reach, we granted the counterparties contractual rights to repurchase a portion of the business interests that we acquired, subject to certain conditions and over specified periods. If these repurchase rights are exercised, we may be required to unwind part or all of a completed acquisition or divest all or a portion of a completed investment, on terms that may not be favorable to us, which could result in the loss of strategic or core assets or future revenue streams. The exercise of these repurchase rights may also require us to deconsolidate such entities from our consolidated financial statements, which would adversely affect our financial condition, results of operations and prospects. For example, if all repurchase rights outstanding as of January 31, 2026 for Visitor Reach were exercisable as of such date and were exercised on such date, we would be required to deconsolidate $3.8 million, or 4.1%, of our fiscal 2025 revenue and $1.1 million, or 0.7%, of our fiscal 2025 net loss. If all repurchase rights outstanding as of January 31, 2025 were exercisable for Visitor Reach as of such date and were exercised on such date, we would be required to deconsolidate $0.2 million, or 0.9%, of our fiscal 2024 revenue and $0.2 million, or an immaterial percent, of our fiscal 2024 net loss.

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

In February 2025, we acquired a 49% equity interest in Barna. Under the organizational documents of Barna and an employment agreement with one of its executives, if such executive is terminated under certain conditions and circumstances, we may be obligated to acquire the remaining ownership interest in Barna at fair market value as determined by an independent qualified appraiser. Such acquisition may occur at a time or on terms that we do not believe to be favorable to us and may require us to make a significant unplanned capital expenditure. Such acquisition could materially affect our liquidity, require us to raise additional capital and divert management attention, each of which could materially adversely affect our financial condition and results of operations.

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

We are focused on developing AI-powered offerings on our platform and incorporating AI into existing offerings. The technologies underpinning these features are in the early stages of commercial use and exist in an emerging regulatory environment, which presents regulatory, litigation, ethical, reputational, operational and financial risks. U.S. and international governmental bodies and regulators have proposed, or are in the process of developing, new laws and regulations related to the use of AI and machine learning technologies. For example, the EU Artificial Intelligence Act and the various laws in the U.S. regulate aspects of the development and deployment of AI technologies. The way in which regulators and governments ultimately interpret or enforce new and proposed AI regulations may impose obligations related to our development, offering and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation. It may also impact our customers’ and potential customers’ demand for our AI-powered offerings.

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

We may rely on third parties when deploying, servicing or otherwise operating our IT Systems, and in doing so, expose them and therefore us to security risks outside of our direct control. Specifically, certain third parties who create applications that integrate with our platform may receive, store or otherwise process our and our customers’ information, including confidential, sensitive or personal information and other information about individuals, our customers, employees, contractors and business partners (“Sensitive Information”). Our third-party service providers may fail to adequately secure their or our IT Systems or our data. Our ability to monitor our service providers’ security is limited, and, in any event, third parties may be able to circumvent those security measures. Moreover, techniques used to obtain unauthorized access to systems and networks change frequently and may not be known until launched against us or our third-party service providers. Certain AI technologies, including technologies that facilitate the identification and exploitation of security vulnerabilities, may increase the susceptibility of our IT Systems to security breaches and incidents and may cause security breaches and incidents affecting our IT Systems to be more impactful.

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

Despite our efforts to protect our technology and intellectual property rights, it may be possible for third parties to obtain and use our technology and intellectual property without our consent. In addition, unauthorized parties may also independently develop technology and intellectual property similar to ours, or obtain access to our trade secrets, know-how or other technology through various methods, including through cybersecurity attacks, or reverse engineering, and our methods of protecting this technology may be inadequate. We have in the past been, and may in the future be, subject to others infringing or otherwise violating our intellectual property rights. Competitors have adopted, and may in the future adopt, trademarks similar to ours, thereby harming our ability to build brand identity and possibly leading to end-customer confusion. We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Additionally, litigation or proceedings before state and federal courts of the United States, the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to protect or enforce our intellectual property rights, defend our business activities and determine the validity and scope of the intellectual property rights of others.

Intellectual property infringement assertions or other assertions of violations of intellectual property rights by third parties could result in significant costs and adversely affect our business, financial condition, results of operations and reputation.

We operate in an industry with relatively frequent intellectual property disputes and litigation. Other parties have in the past asserted, and may assert in the future, that we have infringed or otherwise violated their intellectual property rights. We could be required to pay substantial damages or cease using technology, trademarks or other intellectual property or taking actions that are deemed infringing or otherwise violating third party intellectual property rights. In addition, despite our efforts to ensure that our employees, consultants, vendors and service providers do not infringe or otherwise violate the intellectual property rights of third parties in their work for us, we have in the past been, and may in the future be, subject to claims that we or our employees, consultants, vendors or service providers have inadvertently or otherwise infringed or otherwise violated a third party’s intellectual property rights. Further, we cannot predict whether claims of infringement or other violations of a third-party’s intellectual property rights would substantially adversely affect our business, financial condition and results of operations. The defense of these claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. In addition, we may be unable to meet our obligations to customers under our customer contracts or to compete effectively, and our revenue and results of operations could be adversely impacted. We may need to license intellectual property rights or technology from third parties which may require us to pay royalties or make one-time payments. We might also be obligated to indemnify our customers or other companies in connection with any such litigation and to obtain licenses, modify our technology or refund fees, which could harm our financial results. Further, an adverse outcome of any such claim may harm our brand and reputation, and require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent, trademark or copyright rights, cease use of intellectual property alleged to infringe or otherwise violate the intellectual property of others, or otherwise cease making, licensing or using technology that is alleged to infringe or otherwise violate the intellectual property rights of others, expend additional development resources to redesign our offerings, or enter into potentially unfavorable royalty or license agreements in order to obtain the necessary rights under such third party’s intellectual property rights. Royalty or licensing agreements with respect to intellectual property rights of third parties, if required, may not be available on terms favorable to us, or available at all. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, financial condition, results of operations and reputation.

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

Our platform offerings contain third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could adversely affect our business, results of operations, financial condition and prospects.

Our platform contains software modules licensed to us by third-party authors under “open source” licenses. In addition to our proprietary algorithms, we use open-source large language models as the base for our fine-tuned models. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that may, depending on how the licensed software is used, modified or distributed, require that licensees make available source code for modifications or derivative works created based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to the licensee’s intellectual property. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

Although we require vendors of open-source software to be separately categorized and reviewed as part of our vendor management process, compliance with that policy may be inconsistent. We have not formalized the policies or procedures to monitor our use of open-source software. The terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform offerings. From time to time, there have been claims against companies that incorporate open-source software into their offerings alleging that the use of such open-source software infringes upon the intellectual property rights of a third party. As a result, we could be subject to similar lawsuits by third parties with respect to our use of software that we believe to be open-source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek licenses from third parties to continue providing our platform on terms that are costly or not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make our proprietary code generally available in source code form, any of which could adversely affect our business, financial condition or results of operations.

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

The enactment of the CCPA has spurred a wave of similar legislative developments in other states, resulting in a complex patchwork of overlapping but sometimes differing privacy laws. For example, Virginia, Colorado, Utah and Connecticut have enacted general privacy laws that became effective in 2023; Florida, Montana, Oregon and Texas have enacted privacy laws that became effective in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey and Tennessee have enacted privacy laws that became effective in 2025; Indiana, Kentucky and Rhode Island have enacted privacy laws that became effective in 2026; Alabama and Oklahoma have enacted privacy laws that become effective in 2027; and Vermont has enacted a privacy law and becomes effective in 2028. Each of these laws imposes unique compliance requirements and creates additional challenges for maintaining consistency across jurisdictions. At the federal level, there is ongoing discussion about the possibility of comprehensive privacy legislation. However, no uniform standard has been enacted, and state-level activity continues to shape the regulatory landscape. The evolving nature of privacy and cybersecurity laws increases our compliance costs and potential liability as we navigate variations in requirements across jurisdictions.

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

We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, and these material weaknesses continued to exist as of July 31, 2026. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate existing material weaknesses, identify additional material weaknesses or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

As a result of becoming a public company, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. To date, we have had limited financial and accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. In connection with the preparation and audit of our financial statements for the fiscal years ended January 31, 2025 and 2024, we identified material weaknesses in our internal control over financial reporting that could adversely affect our ability to accurately and timely report our financial results, and these material weaknesses continued to exist as of July 31, 2026.

Specifically, we have identified deficiencies in our information technology general control (“ITGC”) environment, including deficiencies related to logical access and segregation of duties. These deficiencies exist within (1) certain enterprise resource planning systems (“ERPs”), (2) other third-party financial systems integrated to these ERPs and utilized for financial reporting purposes and (3) internally developed systems used for financial reporting purposes. Improper logical access management in these systems may increase the risk of unauthorized access to critical financial data, while inadequate segregation of duties could result in inappropriate or undetected changes to financial systems and data.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment and use of estimates include the fair value of assets acquired and liabilities assumed in acquisitions and investments. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and foreign governments. New income, sales, use, digital service or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The introduction of new, or changes to existing, tax laws could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and prospective customers may elect not to purchase our offerings in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers and our compliance, operating and other costs, as well as the costs of our offerings. For example, California has recently amended its tax laws to subject certain retail sales of digital prewritten software, cloud-based applications and software services to sales tax in California, effective January 1, 2027, which may increase the cost to our California-based customers of purchasing our products, and similarly may increase the costs to us of purchasing software products we use in our business. Further, these events could decrease the capital we have available to operate our business. Any or all of these events may harm our business, financial condition and results of operations.

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

As of September 10, 2026, the shares beneficially owned by Mr. Beck represented a majority of the aggregate voting power of our outstanding common stock. As a result, for the foreseeable future, Mr. Beck will be able to significantly influence or control all matters requiring approval by our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major transaction requiring stockholder approval. Mr. Beck may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of influence will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the trading price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

EMD Acquisition

On May 1, 2026, we issued 1,536,198 shares of our Class A common stock to purchase substantially all of the assets and assume certain liabilities of EMD.

This issuance was exempt from registration in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended July 31, 2026, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On September 7, 2026, the Company entered into a Second Amendment to certain of its Amended and Restated Secured Promissory Notes (as previously amended, the “Notes”), including the Note dated July 22, 2024 with FMAB Partners, LP, an entity affiliated with Jack Furst, a director of the Company, which extends the maturity date of the Notes to April 23, 2028. All other terms and conditions remain the same. The Form of Second Amendment to the Amended and Restated Secured Promissory Note is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gloo Holdings, Inc.	10-Q	001-42964	12/23/2025
3.2	Amended and Restated Bylaws of Gloo Holdings, Inc.	10-Q	001-42964	12/23/2025
4.1	Form of Amended and Restated Unit Warrant	S-1	333-290930	10/17/2025
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Form of Second Amendment to the Amended and Restated Secured Promissory Note				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

GLOO HOLDINGS, INC.

Date: September 10, 2026	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2026	By:	/s/ Paul Seamon
Paul Seamon
Chief Financial Officer
(Principal Financial Officer)